Form 10QSB
period 1999-03-31
MERIDIAN HOLDINGS INC
filed 1999-05-05
CIK 1071758

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[XX]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1999

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the transition period from                to

COMMISSION FILE NUMBER -0-300181-14825

MERIDIAN HOLDINGS, INC.
(Exact name of registrants specified in its charter)

COLORADO 						52-2133742

(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

900 Wilshire Avenue, Suite 500
Los Angeles, California 90017
(213) 627-8878 Fax: (213) 627-9183
Attention: Anthony C. Dike

(Address, Including Zip Code, And Telephone Number, Including Area Code, Of Registrant's Principal Executive Offices)

1601 Centinela Avenue Suite#5
Inglewood, CA 90302
(Former name, former address and former three-months, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

The number of shares of the registrant's common stock outstanding as of February 8th, 1999 was:

$.001 Par Value Common: 957,500





1


                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited financial statements for the three month period ending March 31st, 1999 are attached as exhibit A.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of operations.

       The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

Overview

Meridian Holdings, Inc. is a Colorado Corporation organized on October 13, 1998. The Company was formed to become an Internet retailer of computer software and related hardware products. Since incorporation, the Company's activities have been limited to capital formation.

On October 13, 1998, the Company issued 650,000 shares of its common stock to its sole officer and director for a consideration of $3,524.

On December 5, 1998, the Company began a private stock offering to raise $35,000 of additional capital. The offering was for 70 units. Each unit consisted of 5,000 shares of Common Stock at $500 per unit. As of the date hereof, the Company has received proceeds of $12,000.

Subsequent to the balance sheet of December 31, 1998 and additional 187,500 common shares were subscribed in consideration for cash and services performed in the amount of $18,750.

Total shares subscribed as of February 8, 1999 were 307,500 shares in addition to 650,000 common shares issued and outstanding. Total shares committed and/or outstanding as of February 8, 1999 were 957,500.


2
Also the Company entered into a non-binding Letter of Intent (the "Letter of Intent") as of March 24th 1999, pursuant to which the Company has the option to acquire 100% of certain Internet Related Assets of Anthony C. Dike, in exchange for the Companies Common Stock.

These Assets include Capnet Group of Companies which includes "Capnet.com d/b/a/ Capnet Gateway Online Services", and "Capnet IPA" all owned and operated by Anthony C. Dike. "Capnet.com" is an Internet based information and management services company, with focus on Internet Content and Electronic Commerce.

"Capnet IPA" is a healthcare transaction based management company that utilizes the Internet to provide management services to contracted healthcare entities on a fee based transaction model. Capnet IPA had approximately $0.5 Million sales for the year ending December 1998, with a projected revenue of $1.5 million for the year ending December 1999. Capnet has a website located at http://www.capnet.com that will become the portal for users of the Company's services.

The website will undergo a design upgrade in order to meet the Companies objectives. The Company plans to use proprietary Internet software that it is currently developing to independently enhance Capnet.com existing Website with the plan to create a unique virtual "Shopping Center" and "Information Portal". By acquiring Capnet Group of Companies, an established service company, the company will acquire an established client base.

The acquisition of Capnet Group of Companies will give the company access to management personnel with expertise and experience in the Internet Electronic Commerce related business.

Capnet.com has existing infrastructures, such as a corporate office located at 900 Wilshire Blvd, Suite 500, Los Angeles California. During the period of negotiation and upon completion of contemplated acquisition of Capnet Group of Companies, the Company will maintain its executive offices at 900 Wilshire Blvd., Suite 500, Los Angeles, California. The Company also intends to host its Internet Web Server at the same facility.

The transaction contemplated calls for an exchange of shares for assets, with no anticipated income tax consequences, and is contingent solely upon certain working capital commitments, which are expected to be fulfilled in the near future.

The parties contemplate a final Closing will take place on or before May 1st, 1999. Upon completion of Contemplated transaction, Anthony C. Dike, will be elected into the board of director of Meridian Holdings, Inc., and assume control of the Company on or before Closing.

Results of Operations

Results of Operations for the period ended March 31, 1999.

Meridian Holdings, Inc. is still a development stage company, and has invested the initial funds raised in the last offering to purchase of computer hardware and software for hosting the Company's Electronic Commerce Server, as well as paying for other developmental expense. During this initial month of operations, no revenues were generated.

3

Liquidity and Capital Resources

At the close of the three month period ended March 31st, 1999, the Company had about $4287 cash and $0 in account receivables.

Management has recognized the Company's need for additional operating capital. In response thereto, the Company intends to commence a private offering of its common stock wherein it is offering Units, each Unit consist of 5,000 shares of the Company's Common Stock, for a price of $25,000 per unit ($5.00 per share), for aggregate gross proceeds of $4 million. There can be no assurance that all of the Units to be offered will be sold, or that the Company will generate sufficient interest in this offering to solve its cash shortage. It is expected that the proceeds of this offering will be utilized primarily for advertising the Company's services using electronic banners on the major internet services, attendance of the Company at trade shows, acquisition of business opportunities, further infrastructure development, research and development.

The Company's securities are currently not liquid. However, an application to list the Company's common stock for trading on the OTC Bulletin Board operated by National Association of Securities Dealers, Inc. will be filed shortly after the date of this report. While no assurance can be provided, management believes that the Company's common stock will begin trading on the bulletin Board in the near future.

Trends

Management believes that the Company will continue to operate at a loss for the next several months, but is optimistic that the Company will begin generating profits from its operations beginning thereafter.
This is based upon numerous opportunities for expansion of the services offered by the Company with major vendors and manufacturers, establishment of strategic alliances with existing Internet companies, as well as acquisition of other companies with existing book of business. Discussions have already commenced in this regard, but as of the date of this report no definitive agreements have been made and there can be no assurance that such agreements will be consummated in the future. Further, there can be no assurances that the Company will become profitable within the time parameters described herein, or at all.

Inflation

Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation had a material effect on the results of operations during the three month period ended March 31st, 1999.

PART II.  OTHER INFORMATION

ITEM 1:  		LEGAL PROCEEDINGS
			NONE

ITEM 2.           CHANGES IN SECURITIES
      		NONE

ITEM 3.           DEFAULTS IN SENIOR SECURITIES
         		NONE
4
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective March 24th, 1999, pursuant to unanimous consent in lieu of a meeting in accordance with the laws of the State of Colorado, the Company's Shareholders approved the signing of a letter of intent to acquire Capnet Group of Companies, and to relocate the Company's administrative headquarters from 1601 Centinela Avenue #5, Inglewood, California to 900 Wilshire Blvd., Suite 500, Los Angeles, California. Anthony C. Dike was appointed as the caretaker of the affairs of the Company pending the signing of a definitive asset purchase agreement. Upon signing of this agreement, he will be elected as a member of the Board of Directors of the Company, and will assume the position of the Chairman and Chief Executive officer of the Company. He will then oversee the election of additional members of Board of Directors, as well appointment of officers and additional management staff of the Company.

ITEM 5.  		OTHER INFORMATION
         		NONE

ITEM 6.  		EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit A  Financial Data Schedule

(b) Reports on Form 8-K.  State whether any reports on Form 8-K have
    Been filed during the quarter for which this report is filed, listing the items reported, any financial statements filed, and the dates of any such reports.

                  NONE

Exhibit A

Unaudited Financial Statements

To the Board of Directors
Meridian Holdings, Inc.
Los Angeles, California

We have compiled the accompanying balance sheet of Meridian Holdings, Inc.
(MHC) (a corporation) as of March 31, 1999, and the related statement of income and retained earnings for the three months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.


Meridian Holdings, Inc.
BALANCE SHEET
                                 March 31, 1999

                                     ASSETS
Current Assets
Cash					      $ 4,287
Subscription Receivable				  250
Total Current Assets				4,537

Property, Plant, and Equipment
(Net of Accumulated Depreciation)		  825

Organization Costs			       16,613

Total Assets				      $21,975



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                  (unaudited)

Accounts Payable			     $ 2,000

Stockholders Equity

Common Stock (50,000,000 shares
 authorized, par value $0.001,
 650,000 shares issued and
 outstanding					 650

Common Stock Subscribed			      16,450

Additional Paid in Capital		       2,875

Total Equity				      19,975

Total Liabilities and Stockholders Equity    $21,975



See accompanying notes and accountants' report


                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                      For the 3 months ended
                                                             March 31,
                                                      1999
                                                 -------------

There were no revenues and expenses
incurred during the period. Total
expenditures charged to preopening
costs were $6,089


See accompanying notes and accountants' report

MERIDIAN HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

March 31, 1999



NOTE 1 - Summary of Significant Accounting Policies


This summary of significant accounting policies of Meridia Holdings, Inc. (the "Company") is presented to assist in understanding the Company's financial statements. These financial statements and notes are the representation of the Company's management, which is responsible for the integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements

Nature of Operations
The Company was organized under the laws of the State of Colorado and was incorporated October 13, 1998. Since incorporation, the Company's activities have been limited to capital formation. The Company intends to become an Internet retailer of computer software products, when operational. Costs accumulated during this period have been capitalized and will be amortized over a sixty month period.
Use of Estimates
Management will use estimates and assumptions in preparing financial statements (e.g. depreciation). Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses.
Fiscal Year
The Company operates on a December 31st year end.
Income Recognition
The Company prepares its financial statements and federal income taxes on the accrual basis of accounting.
The nature of the business is such that the Company receives stock and other necessary materials from the customers for processing. As such no inventories of any significance are maintained.

NOTE 2 - Capitalization
The Company is authorized to issue 10,000,000 shares of Preferred Stock, per value $.001, and 50,000,000 shares of Common Stock, par value $.001. 650,000 shares of Common Stock were issued for cash consideration of $3,524.
As of March 31, 1999 total shares subscribed were 307,500 in consideration for cash and services performed. Total shares committed and/or outstanding as of March 31, 1999 were 957,500. Proceeds have been used by the Company primarily for offering costs and the acquisition of equipment and resources to support it's intended operations.






                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN HOLDINGS, INC.


DATE:  April 15, 1999                     By:___________________________________
                                          /s/ Charles Okehie, President, Chief
                                          Executive Officer and Chief
                                          Financial Officer