Form 10QSB/A
period 1999-03-31
MERIDIAN HOLDINGS INC
filed 1999-07-02
CIK 1071758

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Response to Comments 6-17-99
(Mark One)

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

                  NONE

Exhibit A

Unaudited Financial Statements


Meridian Holdings, Inc.
BALANCE SHEET (Unaudited)
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


                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                      For the 3 months ended
                                                             March 31,
                                                      1999
                                                 -------------

There were no revenues and expenses
incurred during the period. Total
expenditures charged to preopening
costs were $6,089


See accompanying notes and accountants' report

(Unaudited)
MERIDIAN HOLDINGS, INC.
STATEMENT OF CASH FLOWS
Quarter ended March 31, 1999

Financing Activities
Proceeds from the sale of stock               $4,450

Investing Activity
Increase in Pre-Opening Costs                  6,339

(Decrease in Cash                             (1,889)
Cash Balance 12/31/98                          6,176

Cash Balance 3/31/99                          $4,287

NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

March 31, 1999



NOTE 1 - Summary of Significant Accounting Policies


This summary of significant accounting policies of Meridian Holdings, Inc. (the "Company") is presented to assist in understanding the Company's financial statements. These financial statements and notes are the representation of the Company's management, which is responsible for the integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements

Nature of Operations
The Company was organized under the laws of the State of Colorado and was incorporated October 13, 1998. Since incorporation, the Company's activities have been limited to capital formation. The Company intends to become an Internet retailer of computer software products, when operational. Costs accumulated during this period have been capitalized and will be amortized over a sixty month period.
Use of Estimates
Management will use estimates and assumptions in preparing financial statements (e.g. depreciation). Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses.
Fiscal Year
The Company operates on a December 31st year end.
Income Recognition
The Company prepares its financial statements and federal income taxes on the accrual basis of accounting.
The nature of the business is such that the Company receives stock and other necessary materials from the customers for processing. As such no inventories of any significance are maintained.

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