Form 10QSB
period 1999-06-30
MERIDIAN HOLDINGS INC
filed 1999-07-28
CIK 1071758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                  FORM  10-QSB


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For  the  Quarterly  Period  Ended          June  30,  1999

(   )     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

           For the Transition Period From  ___________ to ____________


                        COMMISSION FILE NUMBER:   0-30018


                            MERIDIAN  HOLDINGS,  INC.
       ------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               COLORADO                                     52-2133742
----------------------------------------  --------------------------------
    (State of Other Jurisdiction of                      (I.R.S. Employer
    Incorporation  or  Organization)                  Identification  Number)


        900 WILSHIRE BOULEVARD, SUITE 500, LOS ANGELES, CALIFORNIA 90017
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (213) 627-8878
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
    (Former name, former address and formal fiscal year, if changed since last report)


Indicate  by  check  mark  whether  the  Registrant  (1)  has  filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing
requirements  for  the  past  90  days.     Yes  ( X )   No   (   )

As of June 30, 1999, Meridian Holdings, Inc., Registrant had 25,957,500 shares of its $0.001 par value common stock outstanding.

                                        Page 1 of 12 sequentially numbered pages
                                                                       Form 10-Q
                                                             Second Quarter 1999

                            MERIDIAN  HOLDINGS,  INC.

                                      INDEX

                                                                        PAGE
                                                                        ----
PART  I.   FINANCIAL INFORMATION
           Balance Sheets - June 30, 1999. . . . . . . . . . . . . . .     3

           Statements of Operations for the Six Months
           Ended June 30, 1999 . . . . . . . . . . . . . . . . . . . .     4

           Statement of Cash Flows for the Six Months
           Ended June 30, 1999 . . . . . . . . . . . . . . . . . . . .     5

           Statement of Shareholders' Equity for the Six Months
           Ended June 30, 1999 . . . . . . . . . . . . . . . . . . . .     6

           Notes to Financial Statements . . . . . . . . . . . . . . .   7-8

           Statements of Operations for the Six Months
           Ended June 30, 1998 . . . . . . . . . . . . . . . . . . . .     9

           Statement of Cash Flows for the Six Months
           Ended June 30, 1998 . . . . . . . . . . . . . . . . . . . .    10

           Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . .    11

           Signature . . . . . . . . . . . . . . . . . . . . . . . . .    12

                            MERIDIAN  HOLDINGS,  INC.

                                  BALANCE SHEET
                                  JUNE 30, 1999
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
---------------
     Cash In Bank. . . . . . . . . . . . . . . . . .  $  71,130
     Accounts Receivable . . . . . . . . . . . . . .    231,611
     Inventories . . . . . . . . . . . . . . . . . .      4,334
                                                      ----------
Total Current Assets:. . . . . . . . . . . . . . . .  $ 307,075
FIXED ASSETS:
-------------
     Computer Equipment. . . . . . . . . . . . . . .  $  56,419
     Leasehold Improvements. . . . . . . . . . . . .      6,500
     Office Furniture & Fixtures . . . . . . . . . .     36,603
     Office Equipment. . . . . . . . . . . . . . . .      7,262
     Computer Software . . . . . . . . . . . . . . .      4,792
     Medical Equipment . . . . . . . . . . . . . . .      5,391
                                                      ----------
Total. . . . . . . . . . . . . . . . . . . . . . . .    116,967
Depreciation Reserve . . . . . . . . . . . . . . . .     90,186
                                                      ----------
Total Fixed Assets . . . . . . . . . . . . . . . . .  $  26,781
                                                      ----------

OTHER ASSETS;
-------------
     Other Investments . . . . . . . . . . . . . . .  $     500
     Prepaid Rent Deposit. . . . . . . . . . . . . .      4,541
                                                      ----------
Total Other Assets . . . . . . . . . . . . . . . . .  $   5,041
                                                      ----------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . .  $ 338,897
                                                      ----------

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
--------------------
     Accounts Payable. . . . . . . . . . . . . . . .  $  18,390
     Accrued Payroll Taxes Payable . . . . . . . . .      1,290
     Credit Cards Payable. . . . . . . . . . . . . .     49,447
                                                      ----------
Total Current Liabilities. . . . . . . . . . . . . .  $  69,127
LONG TERM LIABILITIES:
----------------------
     Loan Payable - Small Business Administration. .  $   8,598
     Loan Payable - L. A. Community Development Bank     60,000
     Loan Payable - First Professional Bank. . . . .     15,000
     Loan Payable - G. E. Capital Credit . . . . . .     35,000
                                                      ----------
Total Long Term Liabilities. . . . . . . . . . . . .  $ 118,598
                                                      ----------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . .  $ 187,725
SHAREHOLDERS' EQUITY:
---------------------
     Common Stock, Par Value $0.001 Per Share;
     Authorized 50,000,000 Shares; Issued and
     Outstanding 25,957,500 Shares . . . . . . . . .  $  25,958
     Additional Paid In Capital. . . . . . . . . . .    535,237

     Accumulated Deficit . . . . . . . . . . . . . .   (410,023)
                                                      ----------
TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . . . .  $ 151,172
                                                      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . . .  $ 338,897
                                                      ----------

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            MERIDIAN  HOLDINGS,  INC.
                       Consolidated Statement - Unaudited

                             STATEMENT OF OPERATIONS
            FOR THE PERIOD FROM JANUARY 1, 1999 THROUGH JUNE 30, 1999

                                       APRIL 1, 1999    JANUARY 1, 1999
                                          THROUGH           THROUGH
                                       JUNE 30, 1999     JUNE 30, 1999
                                       --------------  -----------------
REVENUES:
---------
      PROFESSIONAL FEES . . . . . . .  $      351,947  $        639,892

  COST OF REVENUES:
      Capitation Fees . . . . . . . .  $      119,847  $        187,108
      Medical Services. . . . . . . .          26,663            68,667
      Management Fees . . . . . . . .          11,500            24,500
    Other . . . . . . . . . . . . . .           8,883            15,031
                                       --------------  -----------------
  Total Cost of Goods Sold. . . . . .  $      166,893  $        295,306
                                       --------------  -----------------
  GROSS PROFIT. . . . . . . . . . . .  $      185,054  $        344,586

  OPERATING EXPENSES:
      Accounting. . . . . . . . . . .  $        4,313  $         13,934
      Advertising . . . . . . . . . .          15,500            26,290
      Automobile. . . . . . . . . . .             855             4,381
    Bank Charges. . . . . . . . . . .             581               700
      Consulting Fees . . . . . . . .           3,584            11,209
      Credentialing . . . . . . . . .               0             2,955
      Dues & Subscriptions. . . . . .             300             2,493
      Employee Benefits . . . . . . .               0             5,250
    Equipment Rental. . . . . . . . .               0             6,759
      Insurance . . . . . . . . . . .           5,266            10,727
      Legal & Professional. . . . . .             445             3,445
      Licenses & Permits. . . . . . .              50             1,485
      Miscellaneous . . . . . . . . .             258               258
      Postage & Delivery. . . . . . .           1,174             1,739
    Printing. . . . . . . . . . . . .             598             1,416
      Organizational Costs. . . . . .          21,403            21,403
    Rent. . . . . . . . . . . . . . .          15,566            29,971
      Repairs . . . . . . . . . . . .           2,311             3,315
    Salaries - Medical Staff. . . . .          25,579            40,726
    Supplies. . . . . . . . . . . . .           2,329             6,109
    Taxes - Payroll . . . . . . . . .           2,730             6,961
    Taxes - Property. . . . . . . . .               0               174
      Telephone & Internet. . . . . .          10,681            30,923
      Travel & Entertainment. . . . .           1,523             2,162
    Utilities . . . . . . . . . . . .             660             1,209
                                       --------------  -----------------
  Total Operating Expenses. . . . . .  $      115,706  $        235,994
                                       --------------  -----------------

  NET INCOME FROM OPERATIONS (LOSS) .          69,348           108,592

  Other Income. . . . . . . . . . . .  $        2,576  $          2,933
  Other Expenses. . . . . . . . . . .             712             3,688
                                       --------------  -----------------
  NET OTHER INCOME (LOSS) . . . . . .  $        1,864  $           (755)
                                       --------------  -----------------
  NET INCOME (LOSS) . . . . . . . . .  $       71,212  $        107,837

Common Shares Outstanding . . . . . .                        25,957,500
  Net Income (Loss) Per Common Share.                  $           0.00

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            MERIDIAN  HOLDINGS,  INC.

                       Unaudited - Compiled By Management

                             STATEMENT OF CASH FLOW
            FOR THE PERIOD FROM JANUARY 1, 1999 THROUGH JUNE 30, 1999


  Cash Flows From Operating Activities:
    Net Income (Loss). . . . . . . . . . . . . .  $ 107,837

  Items Not Affecting Cash Flow:
    Depreciation . . . . . . . . . . . . . . . .  None
    (Increase) Decrease In Accounts Receivable .    (43,132)
    (Increase) Decrease In Organizational Costs.     21,403
    Increase (Decrease) In Liabilities . . . . .   (163,480)
                                                  ----------

  NET CASH FLOW PROVIDED FROM OPERATIONS . . . .  $ (77,372)

  Cash Flow From Financing Activities:
    Issuance of Company Stock - Cash . . . . . .  $  86,939
    Deferred Offering Costs. . . . . . . . . . .  None
                                                  ----------

  NET CASH FLOW FROM FINANCING ACTIVITIES. . . .  $  86,939

  Cash Flow From Investment Activities:
    Purchase of Equipment. . . . . . . . . . . .  $ (21,120)
                                                  ----------

  NET CASH FLOW FROM INVESTMENT ACTIVITIES . . .  $ (21,120)

  Net Increase (Decrease) In Cash. . . . . . . .  $ (11,553)
  Cash At The Beginning Of Period. . . . . . . .     82,683
                                                  ----------

  CASH & CASH EQUIVALENTS AT END OF PERIOD . . .  $  71,130

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                    MERIDIAN  HOLDINGS,  INC.

                               Unaudited - Compiled By Management

                                STATEMENT OF SHAREHOLDERS' EQUITY
                               FOR THE PERIOD ENDING JUNE 30, 1999


Transaction                    Number of      Common      Additional      Accumulated    Total
And Date                     Common Shares    Stock    Paid In Capital      Deficit      Equity
---------------------------  --------------  --------  ----------------  -------------  --------
October 13, 1998
Common Shares for Cash
and Services as Chairman
of the Board, Chief
Executive Officer
and President . . . . . . .         650,000  $    650  $          2,874             0   $  3,524

December 5, 1998 Through
February 8, 1999
Common Shares for
Cash At $0.10
per Share . . . . . . . . .         307,500  $    308  $         30,442             0   $ 34,274

May 25, 1999
Common Shares to
Complete Acquisition
of the Capnet Group
of Companies. . . . . . . .      25,000,000  $ 25,000  $        501,921  $   (517,860)  $ 43,335

Earnings For Current Period                                              $    107,837   $151,172

Balance
June 30, 1999 . . . . . . .      25,957,500  $ 25,958  $        535,237  $   (410,023)  $151,172

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            MERIDIAN  HOLDINGS,  INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE  1  --  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
             ----------------------------------------------

This summary of significant accounting policies of Meridian Holdings, Inc. (the "Company") is presented to assist in understanding the Company's financial statements. Management has made all of the necessary adjustments which, in the opinion of management, are necessary to make these financial statements not to appear misleading. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

The Company completed the acquisition of the Capnet Group of Companies on May 25, 1999. The financial statements for the Quarter Ended June 30, 1999 have been prepared to reflect a combination of the two company's financial statements.

NOTE  2  --  ORGANIZATION
             ------------

Meridian Holdings, Inc. (NASDAQ: Bulletin Board - MEHO) was incorporated under the laws of the State of Colorado on October 13, 1998. The Company is an Internet based company with special emphasis on e-Commerce. The Company's activities have been limited to capital formation and the development of a business plan. The Company became fully reporting under Securities & Exchange Commission guidelines on March 31, 1999. Meridian Holdings, Inc. acquired the Capnet Group of Companies on May 25, 1999. The Company is focusing on providing services that will generate recurring revenue. Internet based communities, an on-line mall, classified advertisement and auction websites will be developed, acquired or be affiliated with the Company. The Company expects that the majority of its revenues will initially consist of recurring subscription revenues and revenues from management service agreements. If the Company is successful in increasing its subscriber base, building brand recognition and increasing traffic on its Web site, the Company expects revenues from advertising, transaction and sponsorship fees to increase as percentages of its total revenues.

Income per share -- The Company has calculated the income per common share based
----------------
upon 25,957,700 shares issued and outstanding. The net income per share was $0.00.

NOTE  3  --  LEASE  OBLIGATION
             -----------------

The Company's corporate offices are located at 900 Wilshire Boulevard, Suite 500, Los Angeles, California 90017. The Company is required to pay $2,270.67 per month rental. The Company was required to make a lease deposit of $4,541.34. The lease expires on February 28, 2001. The telephone number is
(213) 627-8878. The Company has additional office space located at 1601 Centinela Avenue, Inglewood, California 90302. The Company is required to pay $2,000.00 per month rental. The Company was not required to make a lease deposit. This lease is on a month to month basis.

                            MERIDIAN  HOLDINGS,  INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE  4  -  CAPITALIZATION
            --------------

The Company has established one class of preferred stock, one class of common stock and has established two classes of warrants. 1,000,000 Class "A" Redeemable Common Stock Purchase Warrants have been established, exercising into Common Shares at an exercise price of $3.00 per share. 1,000,000 Class "B" Redeemable Common Stock Purchase Warrants have been established, exercising into Common Shares at an exercise price of $4.50 per share. There were no Warrants issued or outstanding as of June 30, 1999.

The Common Shares each have voting rights, with par value $0.001 per share and no preference rights.

As of June 30, 1999, there were 25,957,500 Common Shares of the Company issued and outstanding. There were no Preferred Shares issued or outstanding.

NOTE  5  --  PROPERTY  AND  EQUIPMENT
           --------------------------

Property and equipment are stated at cost. Acquisitions having a useful life in excess of one (1) year are capitalized. Repairs and maintenance are expenses in the year incurred. Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets, normally five (5) to seven
(7)  years.

     Property  and  equipment  consists  of  the  following:

      Computer Equipment & Software .  $ 56,419
      Leasehold Improvements. . . . .     6,500
      Office Furniture & Fixtures . .     7,262
      Computer Software . . . . . . .     4,792
      Medical Equipment . . . . . . .     5,391
      Office Equipment. . . . . . . .     7,262
                                       --------
      Total . . . . . . . . . . . . .   116,967
      Less:  Accumulated Depreciation    90,186
                                       --------

      Total Property & Equipment. . .    26,781

     Depreciation  expense  for  the  period  has  not  been  computed.

NOTE  6  --  INCOME  TAXES
             -------------

Operating  Loss  and  Tax  Credit  Carryforwards

The Company has loss carryforwards totaling $517,860 that may be offset against future taxable income. If not used, the carryforwards will expire as follows:

     Year  2011                    210,021
     Year  2012                    307,839
                                  --------
     Total                        $517,860

As a result of the above carryforwards, there is no provision for income tax for the six months ended June 30, 1999.

                            MERIDIAN  HOLDINGS,  INC.

                       Consolidated Statement - Unaudited

                             STATEMENT OF OPERATIONS
            FOR THE PERIOD FROM JANUARY 1, 1998 THROUGH JUNE 30, 1998


                                        APRIL 1, 1998    JANUARY 1, 1998
                                           THROUGH           THROUGH
                                        JUNE 30, 1998     JUNE 30, 1998
                                       ---------------  -----------------
  REVENUES:
-------------------------------------
      PROFESSIONAL FEES . . . . . . .  $      130,636   $        165,239

  COST OF REVENUES:
      Capitation Fees . . . . . . . .  $       42,409   $         42,409
      Medical Services. . . . . . . .          29,158             33,726
      Management Fees . . . . . . . .             700                900
    Other . . . . . . . . . . . . . .           1,246              1,246
                                       ---------------  -----------------
  Total Cost of Goods Sold. . . . . .  $       73,513   $         78,281
                                       ---------------  -----------------
  GROSS PROFIT. . . . . . . . . . . .  $       57,123   $         86,958

  OPERATING EXPENSES:
      Accounting. . . . . . . . . . .  $        6,012   $          7,667
      Advertising . . . . . . . . . .             750                750
      Amortization. . . . . . . . . .             226                339
      Automobile. . . . . . . . . . .           2,870              3,946
      Depreciation. . . . . . . . . .           4,546              6,346
      Dues & Subscriptions. . . . . .           3,075              4,785
      Employee Benefits . . . . . . .             717                810
    Equipment Rental. . . . . . . . .           1,342              2,315
      Insurance . . . . . . . . . . .           6,812              9,012
      Interest. . . . . . . . . . . .           2,323              2,540
    Licenses & Permits. . . . . . . .             753              1,058
      Miscellaneous . . . . . . . . .             248                414
      Postage & Delivery. . . . . . .             677                677
    Printing. . . . . . . . . . . . .           1,670              1,670
    Rent. . . . . . . . . . . . . . .          11,000             16,700
      Repairs . . . . . . . . . . . .           3,683              3,985
    Salaries - Officers . . . . . . .          72,000            108,000
    Salaries - Other. . . . . . . . .          17,216             27,376
    Supplies. . . . . . . . . . . . .           1,575              3,297
    Taxes - Payroll . . . . . . . . .           3,060              3,060
      Telephone & Internet. . . . . .           4,673              6,297
    Utilities . . . . . . . . . . . .           1,130              1,743
                                       ---------------  -----------------
  Total Operating Expenses. . . . . .  $      146,358   $        212,787

  NET INCOME FROM OPERATIONS (LOSS) .  $      (89,235)  $       (125,829)


Common Shares Outstanding . . . . . .                         25,957,500
  Net Income (Loss) Per Common Share.                   $           0.00

                            MERIDIAN  HOLDINGS,  INC.

                       Unaudited - Compiled By Management

                             STATEMENT OF CASH FLOW
            FOR THE PERIOD FROM JANUARY 1, 1998 THROUGH JUNE 30, 1998


  Cash Flows From Operating Activities:
    Net Income (Loss) . . . . . . . . . . . . .  $(125,829)

  Items Not Affecting Cash Flow:
    Amortization. . . . . . . . . . . . . . . .        339
    Depreciation. . . . . . . . . . . . . . . .      6,346
    (Increase) Decrease In Accounts Receivable.      4,428
    Increase In Salaries Payable - Officers . .    108,000
    Increase (Decrease) In Accounts Payable . .      2,529
                                                 ----------

  NET CASH FLOW PROVIDED FROM OPERATIONS. . . .  $  (4,187)

  Cash Flow From Financing Activities:
    Cash Proceeds From Affiliate Loan . . . . .  $  20,000
    Cash Proceeds From Stockholder's Loan . . .      2,000
    Cash Repayment of Loans . . . . . . . . . .     (1,539)
    Cash Proceeds From Revolving Credit Line. .      8,000
    Cash Repayment of Stockholder's Loan. . . .    (19,331)
                                                 ----------

  NET CASH FLOW FROM FINANCING ACTIVITIES . . .  $   9,130

  Cash Flow From Investment Activities:
    Purchase of Equipment . . . . . . . . . . .  $    (750)
                                                 ----------

  NET CASH FLOW FROM INVESTMENT ACTIVITIES. . .  $    (750)

  Net Increase (Decrease) In Cash . . . . . . .  $   4,193
  Cash At The Beginning Of Period . . . . . . .      3,696
                                                 ----------

  CASH & CASH EQUIVALENTS AT END OF PERIOD. . .  $   7,889

                            MERIDIAN  HOLDINGS,  INC.


MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND RESULTS OF
OPERATIONS:

LIQUIDITY  AND  CAPITAL  RESOURCES  OF  THE  COMPANY.

With the completion of the acquisition of the Capnet Group of Companies into the Company, the operations have changed significantly. Prior to the acquisition, the Company was in the capital formation stages and did not have any business operations. With the increased operations, however, there is also an increase in commitments and cash requirements.

Cash and cash equivalents totaled $71,130 at June 30, 1999 compared to $7,889 at June 30, 1998. The increase in cash was due to the acquisition of the Capnet Group of Companies. The Company had net working capital of $237,948 at June 30, 1999 compared to $10,467 at March 31, 1999. This increase in working capital was due to the restructuring of the long-term liabilities, infusion of additional capital and the reduction of accounts receivable.

Long-term cash requirements, other than normal operating expenses, are anticipated for the continued development of the Company's business plans. The Company will need to raise additional funds from investors in order to complete these business plans.

RESULTS  OF  OPERATIONS

The Company generated revenues from operations of $639,892 during the six-month period ended June 30, 1999, compared to the revenues from operations of $165,239 during the six-month period ended June 30, 1998. This represents an increase in revenues of 387% from the year earlier. The acquisition of the Capnet Group of Companies was completed on May 25, 1999. The financial statements for the periods ended June 30, 1998 and June 30, 1999 include the consolidated operations. The Company recorded a net profit from operations of $107,837 during the period ended June 30, 1999, compared to a net operating loss of $(125,829) during the period ended June 30, 1998.

Management anticipates that general operating expenses will continue to remain constant or decrease slightly due to the fine-tuning of operations.

The Company incurred a profit of $71,212 for the second quarter of 1999, as compared to a profit of $36,625 for the first quarter. This profit, lower than anticipated, was due to the amount of time, effort and resources that were required to be expanded to complete the acquisition on May 25, 1999.

There are no seasonal aspects of the Company's business that had, or are expected to have, a material effect on the financial conditions or results of operations.

PLAN  OF  OPERATIONS

The Company has undertaken the completion of a Private Placement pursuant to Regulation D, Rule 506 of the Securities and Exchange Commission. The Company will be offering to Accredited Investors the opportunity to purchase Units at a price of $5.00 each. Each Unit consists of Three Common Shares, par value $0.001 per share, One Class "A" Redeemable Common Stock Purchase Warrant and One Class "B" Redeemable Common Stock Purchase Warrant. Each Class "A" Warrant entitles the holder thereof to purchase one additional share of Common Stock for $3.00 per share for a period commencing on the date of the Private Placement Memorandum. Each Class "B" Warrant entitles the holder thereof to purchase one additional share of common Stock for $4.50 per share for a period commencing on the date of the Private Placement Memorandum. Each Warrant is redeemable by the Company at a redemption price of $0.01 per Warrant at any time after nine months from the date of the Private Placement Memorandum with thirty days prior written notice, if the average closing bid price of the Common Shares equals or exceeds $5.00 for any twenty consecutive trading days ending within ten days prior notice of redemption.

                                   SIGNATURES


Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MERIDIAN  HOLDINGS,  INC.

DATE:  July  27,  1999
                                   By: /s/ Anthony C. Dike
                                       -------------------
                                   Anthony C. Dike
                                   Chief Executive Officer and
                                   Chief Financial Officer