Form 10QSB
period 1999-09-30
MERIDIAN HOLDINGS INC
filed 1999-11-15
CIK 1071758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D.  C.  20549

                                  FORM  10-QSB


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For  the  Quarterly  Period  Ended          September  30,  1999

(   )     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For the Transition Period From  ___________ to ____________


                        COMMISSION FILE NUMBER:   0-30018


                              MERIDIAN HOLDINGS,INC.
                              ----------------------
             (Exact Name of Registrant as Specified in its Charter)

              COLORADO                                   52-2133742
    -------------------------------               ------------------------
    (State of Other Jurisdiction of                  (I.R.S. Employer
    Incorporation  or  Organization)               Identification  Number)

        900 WILSHIRE BOULEVARD, SUITE 500, LOS ANGELES, CALIFORNIA 90017
        ----------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (213) 627-8878
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
        ----------------------------------------------------------------
    (Former name, former address and formal fiscal year, if changed since last report)


Indicate  by  check  mark  whether  the  Registrant  (1)  has  filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing
requirements  for  the  past  90  days.     Yes  (  X  )   No   (    )

As of November 11, 1999, Meridian Holdings, Inc., Registrant had 26,957,500 shares of its $0.001 par value common stock outstanding. Based upon the closing price at such date, aggregate market value was $26,9575,000

                                        Page 1 of 12 sequentially numbered pages
                                                                       Form 10-Q
                                                              Third Quarter 1999

                            MERIDIAN  HOLDINGS,  INC.


                                      INDEX


                                                                       PAGE
                                                                       ----

PART  I.  FINANCIAL INFORMATION

          Balance Sheets - September  30, 1999                           3

          Statements of Operations for the Nine Months
          Ended  September  30, 1999                                     4

          Statement of Cash Flows for the Six Months
          Ended September  30, 1999                                      5

          Statement of Shareholders' Equity for the Nine  Months
          Ended September 30, 1999                                       6

          Notes to Financial Statements                                7-8

          Statements of Operations for the Nine  Months
          Ended September  30, 1998                                      9

          The Company Overview                                          11

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     12

PART II   OTHER INFORMATION

          Additional Information                                        13
          Y2K Disclosure                                                13

          Signature                                                     13

                             MERIDIAN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  SEPTEMBER 30,
                                   (UNAUDITED)


                                                      1999        1998
                                                   ==========  ===========
Current Assets:
  Cash In Bank                                        77,101       39,701
  Accounts Receivable                                282,226      342,144
  Inventories                                         25,557       15,000
                                                   ----------  -----------
Total Current Assets                                 384,883      396,845
                                                   ----------  -----------
Fixed Assets:
  Computer Equipment                                 112,628       72,516
  Leasehold Improvements                               6,500
  Office Furniture & Fixtures                         36,603
  Office Equipment                                     7,262       21,548
  Computer Software                                    5,956
  Medical Equipment                                    6,150       58,094
                                                   ----------  -----------
Total                                                175,098      152,158
Depreciation Reserve                                (146,642)    (128,195)
                                                   ----------  -----------
Total Fixed Assets                                    28,457       23,963
Other Assets:
  Other Investments                                      500        1,000
  Prepaid Rent Deposit                                 4,791
  Organization Costs (net)                            20,333        1,469
                                                   ----------  -----------
Total Other Assets                                    25,624        2,469
Total Assets                                         438,964      423,277
                                                   ==========  ===========
Current Liabilities:
  Accounts Payable                                    15,046        6,519
  Accrued Payroll Taxes Payable                        4,347
  Credit Cards Payable                                49,598       38,183
  Loan Payable MME                                                 43,906
  Payroll Liabilities                                             264,615
                                                   ----------  -----------
Total Current Liabilities                             68,991      353,223
Long Term Liabilities:
  Loan Payable - Small Business Administration        43,352       44,643
  Loan Payable - L.A. Community Development Bank      60,000
  Loan Payable - First Professional Bank              15,031
  Loan Payable - G.E. Capital Credit                  30,247
  Loan Payable Sanwa                                                8,309
  Loan Payable Stockholder                                        329,096
  Note Payable - MMG Investments                                  458,002
Total Long Term Liabilities                          148,630      840,050
                                                   ----------  -----------
Total Liabilities                                    217,621    1,193,273
                                                   ----------  -----------
Shareholders' Equity:

  Common Stock, Par Value $0.001 Per Share;           26,958        1,000
  Authorization 50,000,000 shares;  Issued and
  Outstanding 26,957,500 Shares
  Additional Paid In Capital                       1,015,460      280,792
  Accumulated Deficit                               (821,075)  (1,051,788)
                                                   ----------  -----------
  Total Shareholders' Equity                         221,343     (769,996)
                                                   ----------  -----------
  Total Liabilities & Shareholders' Equity           438,964      423,277
                                                   ==========  ===========


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MERIDIAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                 Three Month Ended     Nine Months Ended
                                    September 30,        September 30,
                               --------------------  ----------------------
                                  1999       1998      1999      1,998
                               ----------  --------  -----------  ---------
Revenues:
  Professional Fees               336,642  107,397      976,534    238,033
Cost of Revenues:

  Capitation Fees                 140,953   53,154      328,061     95,563
  Medical Services                  1,040    2,803       25,540      4,749
  Management Fees                  20,747   28,607       89,414     57,765
  Other                             1,200                16,231
                               ----------  --------  -----------  ---------
Total Cost of Goods Sold          163,940   84,564      459,246    158,077
                               ----------  --------  -----------  ---------
Gross Profit                      172,701   22,833      517,287     79,956
Operating Expenses:
  Amortization & Depreciation       5,314    5,357        5,314     10,129
  Outside Services                  5,138                 5,138
  Accounting                                             13,934
  Advertising                      14,500                43,790        750
  Automobile                        3,325    1,172        4,706      4,042
  Bank Charges                        515    1,653        1,215      1,653
  Consulting Fees                  23,542    4,182       34,751      4,182
  Credentialing                       900                 3,855
  Due & Subscriptions                 182    1,075        2,675      4,150
  Employee Benefits                 1,943      726        7,193      1,443
  Equipment Rental                           4,154        6,759      5,496
  Insurance                         5,195    2,135       15,922      8,947
  Legal & Professional             16,294    3,150       19,739      9,162
  Licenses & Permits                3,908      472        5,393      1,225
  Miscellaneous                    10,497    3,204       10,755      3,452
  Postage & Delivery                  811      154        2,550        831
  Printing                            609                 2,025      1,670
  Rent                             13,365    4,600       43,336     15,600
  Repairs                                       88        3,315      3,771
  Salaries - Medical Staff         41,010   43,971       81,736    133,187
  Supplies                          2,323    4,295        8,432      5,870
  Taxes - Payroll                   4,018    3,145       10,979      6,205
  Taxes - Property                           1,115          174      1,115
  Telephone & Internet              8,671    5,694       39,594     10,367
  Travel & Entertainment            2,492                 4,654
  Utilities                           900      670        2,109      1,800
                               ----------  --------  -----------  ---------
Total Operating Expenses          165,451   91,012      380,041    235,047
Net Income from Operations          7,251  (68,179)     137,246   (155,091)
  Other Income                        183        0        3,115          0
  Other Expenses                    2,345      373        6,033      2,696
  Net Other Income                    342    2,687         (413)       364
                               ----------  --------  -----------  ---------
Net Income                          7,593  (65,492)     136,833   (154,727)
                               ----------  --------  -----------  ---------
Net Income Per Common Share                               0.005
Common shares Outstanding                            25,957,500

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MERIDIAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  SEPTEMBER 30,
                                   (UNAUDITED)


                                                         NINE MONTHS END
                                                          SEPTEMBER 30,
                                                       --------------------
                                                         1999       1,998
                                                       =========  =========
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                                     136,833   (154,727)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation                                          5,314     10,129
    Loss on Abandonment of Fixed Assets                  13,246     19,368
  Changes in assets and liabilities:
    Accounts Receivable                                 (46,091)  (294,472)
    Inventories                                         (14,060)      (988)
    Other Investments                                               (1,000)
    Prepaid Rent Deposit                                 (4,791)
    Accounts Payable                                   (150,405)      (800)
    Payroll Taxes                                          (985)      (822)
    Credit Cards                                         12,208     28,645
    Loan Payable MME                                    (70,141)    43,906
    Loan Payable SBA                                     (2,457)   271,217
    Loan Payable First Professional Bank                 15,031
    Loan Payable G.E. Capital Credit                     30,247
    Loan Payable Sanwa                                   (7,965)      (829)
    Payable Stockholder                                            329,096
    Note Payable - MMG                                 (470,818)    39,690
                                                       ---------  ---------
  NETCASH USED IN OPERATING ACTIVITIES                 (554,834)   288,413
                                                       ---------  ---------

  CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of property and equipment                  (20,975)   (14,046)
    Organization Costs                                   (9,453)       339
    Reduction in Retained Earnings                                (275,565)
                                                       ---------  ---------
  NET CASH USED IN INVESTING ACTIVITES                  (30,428)  (289,272)
                                                       ---------  ---------

  CASH FLOW FROM FINANCING ACTIVITIES
    Issuance of Company Stock - Cash                     55,246
    Common stock issued to retire MMG notes             500,000

                                                       ---------  ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES             555,246          -
                                                       ---------  ---------

  NET DECREASE IN CASH                                  (30,016)      (859)

  CASH AT BEGINNING OF PERIOD                           107,117     40,560
                                                       ---------  ---------
  CASH AT END OF PERIOD                                  77,101     39,701
                                                       =========  =========

             See accompanying notes to consolidated financial statements

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

The Company completed the acquisition of the Capnet Group of Companies on May 25, 1999. On September 18th 1999, the Company acquired 51% of all the outstanding Common Stock of Intercare Diagnostics, Inc., a California
Corporation, in exchange for services and assumption of certain debts of Intercare Diagnostics, Inc. The financial statements for the Quarter ended September 30, 1999 have been prepared to reflect a consolidation of the 51% equity interest in Intercare Diagnostics, Inc.


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

Income per share -- The Company has calculated the income per common share based
----------------
upon 25,957,500 shares issued and outstanding. The net income per share was $0.00.

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
            --------------

The Company has established one class of preferred stock, one class of common stock and has established two classes of warrants. 1,000,000 Class "A" Redeemable Common Stock Purchase Warrants have been established, exercising into Common Shares at an exercise price of $3.00 per share. 1,000,000 Class "B" Redeemable Common Stock Purchase Warrants have been established, exercising into Common Shares at an exercise price of $4.50 per share. There were no Warrants issued or outstanding as of September 30, 1999.

The Common Shares each have voting rights, with par value $0.001 per share and no preference rights.

As of September 30, 1999, there were 25,957,500 Common Shares of the Company issued and outstanding. There were no Preferred Shares issued or outstanding.


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

     Property  and  equipment  consists  of  the  following:

               Computer  Equipment  &  Software    $112,628
               Leasehold  Improvements                6,500
               Office  Furniture  &  Fixtures        36,603
               Computer  Software                     5,956
               Medical  Equipment                     6,150
               Office  Equipment                      7,262
                                                 ----------
               Total                                175,098
               Less:  Accumulated  Depreciation     146,642
                                                 ----------

               Total  Property  &  Equipment         28,457

     Depreciation  expense  for  the  period  has  not  been  computed.


NOTE  6  --  INCOME  TAXES
             -------------

Operating  Loss  and  Tax  Credit  Carryforwards

The Company has loss carryforwards totaling $864,852 that may be offset against future taxable income. If not used, the carryforwards will expire as follows:

          Year  2011                    288,284
          Year  2012                    576,568
                                       --------
          Total                        $864,852

As a result of the above carryforwards, there is no provision for income tax for the nine months ended September 30, 1999.

                            MERIDIAN  HOLDINGS,  INC.


THE  COMPANY

Meridian Holdings, Inc. (NASDAQ: Bulletin Board - MEHO) was incorporated under the laws of the State of Colorado on October 13, 1998. The Company is an Internet based company with special emphasis on e-Commerce. The Company's activities have been limited to capital formation and the development of a business plan. The Company became fully reporting under Securities & Exchange Commission guidelines on March 31, 1999. Meridian Holdings, Inc. acquired the Capnet Group of Companies on May 25, 1999. The Company is focusing on providing services that will generate recurring revenue. Internet based communities, an on-line mall, classified advertisement and auction websites will be developed, acquired or be affiliated with the Company. The Company expects that the majority of its revenues will initially consist of recurring subscription revenues and revenues from management service agreements. If the Company is successful in increasing its subscriber base, building brand recognition and increasing traffic on its Web site, the Company expects revenues from advertising, transaction and sponsorship fees to increase as percentages of its total revenues. On September 18, 1999, the company acquired 51% of all the outstanding Common Stock of Intercare Diagnostics, Inc. a California Corporation, and a United States FDA registered Bio-Medical Software Manufacturing Company, located in the city of Inglewood California, in exchange for assumption of debt and services.

RISKS  ASSOCIATED  WITH  MANAGING  GROWTH

The Company's anticipated level of growth, should it occur, will challenge the Company's management and its sales and marketing, customer support, research and development and finance and administrative operations. The Company's future performance will depend in part on its ability to manage any such growth, should it occur, and to adapt its operational and financial control systems, if necessary, to respond to changes resulting from any such growth. There can be no assurance that the Company will be able to successfully manage any future growth or to adapt its systems to manage such growth, if any, and its failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

LACK  OF  A  PRESENT  MARKET  FOR  SECURITIES

The Common Stock is currently quoted on the Bulletin Board, maintained by the National Association of Security Dealers, Inc. ("NASDAQ") under the Symbol:
MEHO, and there is presently only a very limited market for the Common Stock. Historically the spread between the bid and asked price of the Company's Common Stock has been large reflecting limited trading in the stock. The trading price for the Common Stock has fluctuated widely in the recent past. See "Common Stock Price Range."



MARKET  FOR  COMMON  STOCK

The Common Stock is traded on the Bulletin Board maintained by the National Association of Securities dealers, Inc. under the symbol "MEHO." The Price Range of the Company's Common Stock has varied significantly in the past months ranging from a high bid of $1.00 and a low bid of $0.125 per share. The above prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

At September 30, 1999, the company had approximately 58 shareholders of record for its common stock, not including shareholders whose Common Stock is held in "Street" names. The Preferred shares have never been offered to the public, therefore have never been publicly traded.

SELECTED  FINANCIAL  DATA

Cash and cash equivalents totaled $77,101 at September 30, 1999 compared to $39,701 at September 30, 1998. The increase in cash was due to the acquisition of the Capnet Group of Companies and consolidation of 51% interest in Intercare Diagnostics, Inc. The Company had net working capital of $336,642 at September 30, 1999 compared to $238,033 at September 30, 1998. This increase in working capital was due to the restructuring of the long-term liabilities, infusion of additional capital and the reduction of account receivable.

The selected financial data set forth above should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements notes thereto.


MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND RESULTS OF
OPERATIONS:

The following section contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's future operating results, the market acceptance of the services of the Company, the Company's efforts to establish and the development of new services, and the Company's planned investment in the marketing of its current services and research and development with regard to future endeavors, The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including: domestic and global economic patterns and trends.

LIQUIDITY  AND  CAPITAL  RESOURCES  OF  THE  COMPANY.

With the completion of the acquisition of the Capnet Group of Companies into the Company, the operations have changed significantly. Prior to the acquisition, the Company was in the capital formation stages and did not have any business operations. With the increased operations, however, there is also an increase in commitments and cash requirements. On September 18, 1999, the company acquired 51% of all the outstanding Common Stock of Intercare Diagnostics, Inc., in exchange for assumption of debt and services. This acquisition is accounted for in the current consolidated financial statement. As a result of limited cash resources for continued operation, Anthony C. Dike, the chairman and chief executive officer of the company has agreed not to take his monthly salary of $12,000, until such a time the company can afford to pay him, and this is anticipated to begin during the first quarter of the year 2000.

Long-term cash requirements, other than normal operating expenses, are anticipated for the continued development of the Company's business plans. The Company will need to raise additional funds from investors in order to complete these business plans. There is no assurance that such funds will be available, and even when available, the terms may be very prohibitive.

RESULTS  OF  OPERATIONS

The Company generated revenues from operations of $976,534 during the nine-month period ended September 30, 1999, compared to the revenues from operations of $238,033 during the nine-month period ended September 30, 1998. This represents an increase in revenues of 410% from the year earlier. The acquisition of 51% of Intercare Diagnostics, Inc., was completed on September 18, 1999. The financial statements for the periods ended September 30, 1998 and September 30, 1999 include the consolidated operations. The Company recorded a net profit from operations of $136,833 during the nine-month period ended September 30, 1999, compared to a net operating loss of $(154,727) during the period ended September 30, 1998.

Management anticipates that general operating expenses will increase, as it pursues vigorously its acquisition of new business opportunities and the integration of the existing ones.

The Company incurred a profit of $7,593 for the third quarter of 1999, as compared to a profit of $71,212 for the second quarter. This profit, lower than anticipated, was due to the amount of time, effort and resources that were required to be expanded to complete the acquisition of 51% of Intercare Diagnostics, Inc., on September 18, 1999, hiring of additional support-staff, acquisition of additional office equipment, marketing and outside consultants fees.

There are no seasonal aspects of the Company's business that had, or are expected to have, a material effect on the financial conditions or results of operations.

PLAN  OF  OPERATIONS

The Company has undertaken the completion of a Private Placement pursuant to Regulation D, Rule 506 of the Securities and Exchange Commission. The Company will be offering to Accredited Investors the opportunity to purchase Units at a price of $5.00 each. Each Unit consists of Three Common Shares, par value $0.001 per share, One Class "A" Redeemable Common Stock Purchase Warrant and One Class "B" Redeemable Common Stock Purchase Warrant. Each Class "A" Warrant entitles the holder thereof to purchase one additional share of Common Stock for $3.00 per share for a period commencing on the date of the Private Placement Memorandum. Each Class "B" Warrant entitles the holder thereof to purchase one additional share of common Stock for $4.50 per share for a period commencing on the date of the Private Placement Memorandum. Each Warrant is redeemable by the Company at a redemption price of $0.01 per Warrant at any time after nine months from the date of the Private Placement Memorandum with thirty days prior written notice, if the average closing bid price of the Common Shares equals or exceeds $5.00 for any twenty consecutive trading days ending within ten days prior notice of redemption. As of September 30 1999, no unit of the offering has been sold, nor has any warrant been issued.

On September 3, 1999, Capnet IPA, a division of Meridian Holdings Inc., announced that it has renewed its contracts with the County of Los Angeles - Department of Health Services Community Health Plan.

The agreements, No. H207146-1, No. H207148-1 and No. H207190-1, provide that Capnet IPA provide services regarding health-care transactions and management for the County of Los Angeles - Department of Health Services Community Health Plan's contracted members, through Capnet's network of Affiliated Physicians, Hospitals and other ancillary services providers within the greater Los Angeles County.

The agreements were extended for a 12-month period. These agreements are evaluated and extended on an annual basis. The company projects that its agreements with the County of Los Angeles - Department of Health Services
Community Health Plan will provide revenue in the range of $1,500,000 to $1,800,000 during the extension period.

On September 10 1999, CAPNET.com, a division of Meridian Holdings Inc., announced that it has officially released the Version 5.0 of ``The Mirage Systems Internet-based Healthcare Transaction Management Software Program.''

This program has been under development since 1994, and has undergone rigorous testing prior to current deployment. The software program was originally developed as a cross-platform software program (Microsoft Windows and Macintosh) by Intercare Diagnostics Inc. (A world-renowned biomedical software development company) utilizing Microsoft FoxPro Software Development tool, in 1993.

The development of the Internet Version of the Program was started in 1994, under joint development efforts between Intercare Diagnostics Inc., A Microsoft Developer Network ISV Member, and CAPNET.com, an Internet-based E-Commerce Transactions and Management division of Meridian Holdings, utilizing Microsoft Corporation software development tools.

The current software was developed with Microsoft Visual Interdev 6.0, and it is 100% compatible with Microsoft Windows NT 4.0, Microsoft Exchange Server 5.5, Microsoft SQL 7.0, Microsoft Access 7.0 and above, Microsoft Internet Explorer
4.0 and above, and Netscape 4.0 and above. The estimated street value of this program is over $5 million and expected to appreciate in value, when all the program features are fully implemented in subsequent versions.

Under the joint development agreement, Meridian Holdings has an exclusive license to use this software program to conduct healthcare transactions over the Internet, including but not limited to Claims and Encounter Data Submission, Eligibility Verifications, Outcome analysis and Drug Utilization analysis, etc.

So far the following contracted health plan partners, LA Care Health Plan, County of Los Angeles Community Health Plan, Blue Cross of California, Care1st Health Plan and Molina Medical Centers, have been connected to the Network as of January 1999. This newly released version will allow Capnet contracted Physicians and Hospitals to utilize the program at no cost, while other non-affiliated healthcare providers can only logon to the network on fee-based transaction arrangements.

In future, the company intends to market this program to other non-affiliated healthcare organizations on a fee based transaction module. As of this report, no sales agreement for use of the software has been signed by any non-affiliated healthcare organization, and there can be no assurance that any such market exists for the software.

On September 18 1999, the Company acquired 51% of Intercare Diagnostics, Inc., a United States FDA registered, world renowned biomedical software manufacturing and publishing company with over 5-Multimedia software titles in the market, namely:

a). The Mirage Systems Body Pain Trigger Points Software programs (Both Macintosh and Windows versions)
b).     The  Mirage  Systems  Multimedia  Biofeedback  Software  Programs
        (Both  Macintosh  and  Windows  versions)
c). The Mirage Systems Internet-based Healthcare Transaction Management Software Program
d).     The  Mirage  Systems  Stress  Profiling  Software  Programs
        (Both  Macintosh  and  Windows  versions)
e).     The  Mirage  Systems  Electro-Diagnostics  Scan  Site  Program
        (Both  Macintosh  and  Windows  versions)

This acquisition was consummated in exchange for certain debts to be assumed by the company and other services to be performed by the company as contained in the Stock Purchase Agreement dated September 18 1999, filed with SEC on the Form 8K submitted on September 20, 1999 and Form 8-K/A submitted in October 25, 1999 respectively.

On September 27, 1999, Intercare Diagnostics, Inc., a subsidiary of Meridian Holdings, Inc., announced that it has executed an Electronic Commerce Agreement with Netsales, Inc., in which Netsales will distribute Intercare's software programs through more than 140,000 loyal reseller customers in 130 countries of Ingram Micro, the largest provider of computer technology products and services in the world.

NetSales, Inc., is one of the oldest and most trusted providers of outsourced e-commerce services, enables companies to do business via the Internet by developing secure, client-branded e-commerce sites. Under the exclusive ESD services agreement with Ingram Micro, Netsales will work directly with software publishers who are not currently part of the Ingram Micro channel to ESD-enable products for distribution through Ingram Micro's channel of participating online resellers - including some of the Internet's largest and most popular online stores.

Ingram Micro, Inc. (NYSE: IM - news), headquartered in Santa Ana, Calif., is the
                          --   ----
world's largest wholesale distributor of technology products and services, and a leading provider of assembly and integration services with sales of $25.5 billion for the past four reported quarters. The company and its subsidiaries operate in 34 countries and distribute more than 225,000 products to more than 140,000 resellers in 130 countries.

The company had entered into similar agreement earlier, with DigitalRiver, Inc., in which DigitalRiver will market the company's software program through major retailers such as CompUSA, Wal-Mart, and other Internet software resellers. As of this writing, there has not been any significant sales reported, but management believes that such sales will occur as soon as more funds are committed to promotion and marketing of the software program. There can be no assurance that the company will be able to sustain an extensive marketing campaign, if it is unable to raise additional capital for such an effort, and even if the funds were to be available, there can be no assurance that the terms for such level of funding will be favorable to the Company or could be consummated without incurring an additional dilution of the Company's Common Stock.

On October 8 1999, a term-sheet for a funding agreement was signed with Charter Financial Corp., located in Lakewood, Colo., to provide funding for the company's accounts receivable with regard to an anticipated acquisition. Charter Financial will provide approximately $15 million to the company. The amount is based upon a formula determined by the value of the account receivable. The discount rate will range from 7.75% to 11%, depending upon payers and timeliness of payments. The Agreement will cover all accounts receivable with contract terms of 30 days or more, free and clear of all liens and encumbrances. All terms are subject to due diligence review. The company entered into a minimum of a one-year contract with Charter Financial.


PART  II     -  OTHER  INFORMATION

ADDITIONAL  INFORMATION

Shareholder  meeting  and  Proxy  Vote.

The Company is currently organizing a shareholder meeting, though no date has yet been set, the company hopes to conduct this meeting in January 2000.

Y2K  Disclosure

The company has taken active measures to assure all accounting systems, operating software and computer hardware are in compliance with Y2K. However, special effort will be taken before the end of the year to provide backup of all data both in electronic backup and hard copy of documents.


                                   SIGNATURES


Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MERIDIAN  HOLDINGS,  INC.

DATE:  October  25,  1999
                                   By:  /s/  Anthony  C.  Dike
                                        ----------------------
                                   Anthony  C.  Dike
                                   Chief  Executive  Officer  and
                                   Chief  Financial  Officer

                                  EXHIBIT INDEX


Exhibit
Number         Discription
-------------  ------------------------------------------------
Exhibit 27     Financial Data Schedule to be filed by amendment