Form 10QSB/A
period 1999-09-30
MERIDIAN HOLDINGS INC
filed 1999-11-16
CIK 1071758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D.  C.  20549


                                  FORM  10-QSB
                                 Amendment No. 1


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

                            MERIDIAN  HOLDINGS,  INC.


                                      INDEX


                                                                       PAGE
                                                                       ----

PART  I.  FINANCIAL INFORMATION

          Balance Sheets - September  30, 1999                           3

          Statements of Operations for the Nine Months
          Ended  September  30, 1999                                     4

          Statement of Cash Flows for the Nine Months
          Ended September  30, 1999                                      5

          Notes to Financial Statements                                6-7

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     9

PART II   OTHER INFORMATION

          Additional Information                                        12
          Y2K Disclosure                                                12

          Signature                                                     12

                             MERIDIAN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  SEPTEMBER 30,
                                   (UNAUDITED)


                                                      1999        1,998
                                                   ==========  ===========
Current Assets:
  Cash In Bank                                        77,101       39,701
  Accounts Receivable                                282,226      342,144
  Inventories                                         25,557       15,000
                                                   ----------  -----------
Total Current Assets                                 384,883      396,845
                                                   ----------  -----------
Fixed Assets:
  Computer Equipment                                 112,628       72,516
  Leasehold Improvements                               6,500
  Office Furniture & Fixtures                         36,603
  Office Equipment                                     7,262       21,548
  Computer Software                                    5,956
  Medical Equipment                                    6,150       58,094
                                                   ----------  -----------
Total                                                175,098      152,158
Depreciation Reserve                                (146,642)    (128,195)
                                                   ----------  -----------
Total Fixed Assets                                    28,457       23,963
Other Assets:
  Other Investments                                      500        1,000
  Prepaid Rent Deposit                                 4,791
  Organization Costs (net)                            20,333        1,469
                                                   ----------  -----------
Total Other Assets                                    25,624        2,469
Total Assets                                         438,964      423,277
                                                   ==========  ===========
Current Liabilities:
  Accounts Payable                                    15,046        6,519
  Accrued Payroll Taxes Payable                        4,347
  Credit Cards Payable                                49,598       38,183
  Loan Payable MME                                                 43,906
  Payroll Liabilities                                             264,615
                                                   ----------  -----------
Total Current Liabilities                             68,991      353,223
Long Term Liabilities:
  Loan Payable - Small Business Administration        43,352       44,643
  Loan Payable - L.A. Community Development Bank      60,000
  Loan Payable - First Professional Bank              15,031
  Loan Payable - G.E. Capital Credit                  30,247
  Loan Payable Sanwa                                                8,309
  Loan Payable Stockholder                                        329,096
  Note Payable - MMG Investments                                  458,002
Total Long Term Liabilities                          148,630      840,050
                                                   ----------  -----------
Total Liabilities                                    217,621    1,193,273
                                                   ----------  -----------
Shareholders' Equity:

  Common Stock, Par Value $0.001 Per Share;           26,958        1,000
  Authorization 50,000,000 shares;  Issued and
  Outstanding 26,957,500 Shares
  Additional Paid In Capital                       1,015,460      280,792
  Accumulated Deficit                               (821,075)  (1,051,788)
                                                   ----------  -----------
  Total Shareholders' Equity                         221,343     (769,996)
                                                   ----------  -----------
  Total Liabilities & Shareholders' Equity           438,964      423,277
                                                   ==========  ===========


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MERIDIAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                 Three Month Ended     Nine Months Ended
                                    September 30,        September 30,
                               --------------------  ----------------------
                                  1999       1998      1999      1,998
                               ----------  --------  -----------  ---------
Revenues:
  Professional Fees               336,642  107,397      976,534    238,033
Cost of Revenues:

  Capitation Fees                 140,953   53,154      328,061     95,563
  Medical Services                  1,040    2,803       25,540      4,749
  Management Fees                  20,747   28,607       89,414     57,765
  Other                             1,200                16,231
                               ----------  --------  -----------  ---------
Total Cost of Goods Sold          163,940   84,564      459,246    158,077
                               ----------  --------  -----------  ---------
Gross Profit                      172,701   22,833      517,287     79,956
Operating Expenses:
  Amortization & Depreciation       5,314    5,357        5,314     10,129
  Outside Services                  5,138                 5,138
  Accounting                                             13,934
  Advertising                      14,500                43,790        750
  Automobile                        3,325    1,172        4,706      4,042
  Bank Charges                        515    1,653        1,215      1,653
  Consulting Fees                  23,542    4,182       34,751      4,182
  Credentialing                       900                 3,855
  Due & Subscriptions                 182    1,075        2,675      4,150
  Employee Benefits                 1,943      726        7,193      1,443
  Equipment Rental                           4,154        6,759      5,496
  Insurance                         5,195    2,135       15,922      8,947
  Legal & Professional             16,294    3,150       19,739      9,162
  Licenses & Permits                3,908      472        5,393      1,225
  Miscellaneous                    10,497    3,204       10,755      3,452
  Postage & Delivery                  811      154        2,550        831
  Printing                            609                 2,025      1,670
  Rent                             13,365    4,600       43,336     15,600
  Repairs                                       88        3,315      3,771
  Salaries - Medical Staff         41,010   43,971       81,736    133,187
  Supplies                          2,323    4,295        8,432      5,870
  Taxes - Payroll                   4,018    3,145       10,979      6,205
  Taxes - Property                           1,115          174      1,115
  Telephone & Internet              8,671    5,694       39,594     10,367
  Travel & Entertainment            2,492                 4,654
  Utilities                           900      670        2,109      1,800
                               ----------  --------  -----------  ---------
Total Operating Expenses          165,451   91,012      380,041    235,047
Net Income from Operations          7,251  (68,179)     137,246   (155,091)
  Other Income                        183        0        3,115          0
  Other Expenses                    2,345      373        6,033      2,696
  Net Other Income                    342    2,687         (413)       364
                               ----------  --------  -----------  ---------
Net Income                          7,593  (65,492)     136,833   (154,727)
                               ----------  --------  -----------  ---------
Net Income Per Common Share                                 0.0
Common shares Outstanding                            26,957,500

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

Income per share -- The Company has calculated the income per common share based
----------------
upon 26,957,500 shares issued and outstanding. The net income per share was $0.00.

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


As of September 30, 1999, there were 26,957,500 Common Shares of the Company issued and outstanding. There were no Preferred Shares issued or outstanding. One million shares of Company's Common Stock were issued to MMG Investments, Inc. at the fair market value of $0.5 per share on the day of exercise. These shares were issued to satisfy the debt of $500,000 incurred by the acquisition of 51% of Intercare Diagnostics, Inc.


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


     Property  and  equipment  as of September 30,  1999   and  1998
     is Summarized as   of  the  following:

               Computer  Equipment  &  Software    $112,628   $72,516
               Leasehold  Improvements                6,500
               Office  Furniture  &  Fixtures        36,603
               Computer  Software                     5,956
               Medical  Equipment                     6,150    58,094
               Office  Equipment                      7,262    21,548
                                                 ---------- ---------
               Total                                175,098   152,158
               Less:  Accumulated  Depreciation     146,642  (128,195)
                                                 ---------- ---------

               Total  Property  &  Equipment         28,457    23,963
                                                 ==========  =========



NOTE  6  --  INCOME  TAXES
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

LIQUIDITY  AND  CAPITAL  RESOURCES  OF  THE  COMPANY.


With the completion of the acquisition of the Capnet Group of Companies into the Company, the operations have changed significantly. Prior to the acquisition, the Company was in the capital formation stages and did not have any business operations. With the increased operations, however, there is also an increase in commitments and cash requirements. On September 18, 1999, the company acquired 51% of all the outstanding Common Stock of Intercare Diagnostics, Inc., in exchange for assumption of debt and services. This acquisition is accounted for in the current consolidated financial statement. On June 29, 1999, Dr. Anthony C. Dike joined the Company as Chairman and Chief Executive Officer. Under the terms of his employment agreement, the Company as pay Dr. Dike a based Salary of $12,000 per month. To date, the Company has not paid Dr. Dike any portion of his based salary that was calculated to $36,000 as of September 30, 1999, for the quarter ended September 30, 1999. The Company has not accrued the salary payable to Dr. Dike, since he has agreed to forgive the liability. He hopes to begin receiving his full salary sometime during the first quarter of the year 2,000.


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