Form 10KSB
period 1999-12-31
MERIDIAN HOLDINGS INC
filed 2000-02-17
CIK 1071758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D.  C.  20549

                                  FORM  10-KSB


( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For  the  Fiscal Year Period Ended       December  31,  1999

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

                                       N/A
        ----------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)


Indicate  by  check  mark  whether  the  Registrant  (1)  has  filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing
requirements  for  the  past  90  days.     Yes  (  X  )   No   (    )

As of December 31, 1999, Meridian Holdings, Inc., Registrant had 31,157,500 shares of its $0.001 par value common stock outstanding. Based upon the closing price at such date, aggregate market value was $186,945,00.

                                        Page 1 of 49 sequentially numbered pages
                                                                     Form 10-KSB
                       Annual Report For The Fiscal Year Ended December 31, 1999

DOCUMENTS  INCORPORATED  BY  REFERENCE

    None.

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                          PAGE
PART  I
  Item  1.   Business--------------------------------------------------------1
  Item  2.   Properties-----------------------------------------------------13
  Item  3.   Legal  Proceedings13
  Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders----13

PART  II
  Item  5.   Market  for  Registrant's  Common  Equity  and  Related
             Stockholder Matters-------------------------------------------.14
  Item  6.   Selected  Financial  Data15
  Item  7.   Management's  Discussion  and  Analysis  of Financial
             Condition and Results  of  Operations--------------------------16
  Item  7A.  Quantitative  and  Qualitative  Disclosures  About  Market
             Risk-----------------------------------------------------------16
  Item  8.   Financial  Statements  and  Supplementary  Data----------------24
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures-----------------------24

PART  III
  Item  10.  Directors  and  Executive  Officers  of  the  Registrant-------25
  Item  11.  Executive  Compensation28
  Item  12.  Security  Ownership  of  Certain Beneficial Owners and
             Management-----------------------------------------------------31
  Item  13.  Certain  Relationships  and  Related  Transactions-------------32

PART  IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K----------------------------------------------------34

SIGNATURES

PART  I

ITEM  1.  BUSINESS


Meridian Holdings, Inc. (OTC Bulletin Board - MEHO) was incorporated under the laws of the State of Colorado on October 13, 1998. The Company is an Internet based company with special emphasis on e-commerce, e-communications and e-business. The Company became fully reporting under Securities & Exchange Commission guidelines on March 31, 1999. The Company's common stock started trading on the NASDAQ OTCBB on August 26, 1999. The Company is an acquisition-oriented holding company focused on building, operating and managing a portfolio of business-to-business companies. Meridian seeks to acquire majority or controlling interests in companies engaged in e-commerce, e-communication, and e-business services, which will allow the holding company to actively participate in management, operations and finances. Meridian's network of affiliated companies is designed to encourage maximum leverage of information technology, operational excellence, industry expertise and synergistic business opportunity.

STRATEGY

Our strategy is to establish Meridian Holdings, Inc., as a Technology and Internet-centric holding company which identifies, acquires, operates and manages business-to-business companies. Meridian Holdings, Inc., currently focuses on companies engaged in e-commerce, e-communication, and e-business services. The Company generally acquires ownership interests in companies that allow it to have a significant influence over their direction and management over the long-term. Meridian Holdings, Inc., assigns a dedicated team to each partner company and actively assists its partner companies in their management, operations and finances. The Company seeks to maximize shareholder value by actively providing operational assistance and expertise to help its partner companies grow and develop and by giving its shareholders the opportunity to participate in the initial public offerings of its partner companies while retaining a significant ownership interest after the initial public offering. Its network of partner companies creates an environment through which companies can leverage one another's information technology, operational experience, business contacts and industry expertise.

We plan to hire additional senior management personnel with Internet and e-commerce business to business expertise to lend expert guidance in further development of our business plan. Also, we will actively seek opportunities for strategic transactions intended to raise capital to develop our emerging business strategy, potentially including issuance of additional equity or debt instruments. In addition, we will continue to evaluate and may enter into strategic transactions, including mergers and acquisitions.

Electronic Commerce ("e-Commerce") is the buying and selling of information, products or services via computer networks. e-Commerce is allowing buyers and sellers to communicate directly rather than through third parties.

Consumer oriented industries, such as travel, where service and information play a large part in the buying process, are becoming important e-commerce participants. Generally speaking, the more time consuming and difficult a purchase category is, the more likely it is that consumers will use the Internet versus standard means.

An e-commerce study by dePaul University found that 60% of Internet users aged 30 to 49 years have already made at least one purchase electronically. Other studies estimate that between 15% and 24% of all Internet users have made a purchase online. A report recently released by the Deloitte & Touche Consulting Group estimates that by the Year 2000, e-commerce will grow by 300% and that many businesses will be conducting over half of their business over the Internet.

A report by eMarketer concludes that consumer e-commerce will grow to $26.6 billion US by 2002 and business-to-business e-commerce will climb to $268 billion US from an estimated $5.6 billion in 1997.

The U.S. Department of Commerce has suggested that e-commerce will surpass $300 million in the next two years. This is partially based on their estimate that Internet usage is doubling every 100 days.

BUSINESS  OBJECTIVES  USING  THE  INTERNET

- - - Use the internet as an improvement to the current business communications environment, and as an adjunct to the Company's advertising and marketing strategy, or part of an online sales effort.
-  -  -   Increase  corporate  name  recognition  in  a  low-cost  manner.
-  -  -   To  survey,  and  to  be  in  regular  communications with, customers.
-  -  -   To  sell  the  Company's  product  globally.
-  -  -   The  Company's  target  customer profile fits the demographics of the internet  user  community.
-  -  -   To  match  the  Company's  communications  network  to  the  internet communications  environment.

MARKETING  STRATEGY

As an Internet-based service, the Company will have a presence on the World Wide Web. Key to the Company's success will be the strategic use of Internet links and keywords. Its strongest product feature will be that products offered by the Company will be sold at very competitive prices pursuant to pre-existing contracts that the Company will have with individual vendors. The key to the successful marketing of the service will be strategic use of the Internet itself as a marketing tool. The Company plans to develop an effective marketing strategy that includes registering with key search engines for information such as Excite, Yahoo and Alta Vista. The Company may also choose to advertise on various internet portals.

The Company's services will also be outlined in various print materials including brochures and inserts to be included in a variety of mail-outs such as credit card bills or frequent flyer statements.

During the Company's initial marketing phase in United States, Canada and Europe, local press will be targeted with press releases. Advertising will be purchased in key publications such as Internet World Magazine, Computer Current and local newspaper Technology sections.

TARGET  SEGMENTS

The Company's target market segment is both college students and middle to high income workers with access to the Internet and likelihood to participate in e-commerce. As nearly as can be determined from independent studies, this could be as many as 100 million potential users by the year 2002.


                     BUSINESS UNITS AND AFFILIATED PARTNERS

The  Company  has  the  following  business  units:

1.    Bidfair.com

2.    Bolingo.com

3.    Capnet.com

4.    CGI  Communications  Services,  Inc.  (20%  owned)

5.    PricePickers.com

6.    Intercare.com,  Inc.  (51%  owned)

                                   BIDFAIR.COM

"Bidfair.com" (http://www.bidfair.com) is an Internet premier person to person auction site, a Web-based community in which buyers and sellers are brought together in an efficient and entertaining auction format to buy and sell personal items such as antiques, coins, collectibles, computers, memorabilia, stamps and toys. The Bidfair.com service permits sellers to list items for sale, buyers to bid on items of interest and all Bidfair.com users to browse through listed items in a fully-automated, topically-arranged, intuitive and easy-to-use online service that is available 24 hours a day, seven days a week.

The Internet offers for the first time the opportunity to create a compelling global marketplace for person-to-person trading to exchange goods between individuals. This trading has traditionally been conducted through trading forums, such as classified advertisements, collectibles shows, garage sales and flea markets, or through intermediaries, such as auction houses and local dealer shops. These markets are highly inefficient for these reasons: (i) their fragmented, regional nature makes it difficult and expensive for buyers and sellers to meet, exchange information and complete transactions; (ii) they offer a limited variety and breadth of goods; (iii) they often have high transaction costs from intermediaries; and (iv) they are information inefficient, as buyers and sellers lack a reliable and convenient means of setting prices for sales or purchases. Despite these inefficiencies, the Company believes that the market for traditional person-to-person trading in the United States through auctions and classified ads exceeded $50 billion in goods sold in 1997. An Internet based centralized trading place can overcome the inefficiencies associated with traditional person-to-person trading by facilitating buyers and sellers meeting, listing items for sale, exchanging information, interacting with each other and, ultimately, consummating transactions. Through such a trading place, buyers can access a significantly broader selection of goods to purchase and sellers have the opportunity to sell their goods efficiently to a broader base of buyers. As a result, a significant market opportunity exists for an Internet based centralized trading place that applies the unique attributes of the Internet to facilitate person-to-person trading.

BIDFAIR.COM  SOLUTIONS

By leveraging the interactive nature of the Internet, Bidfair.com facilitates a sense of community through direct buyer and seller communication, thereby enabling the interaction between individuals with mutual interests. In addition, this community orientation, facilitation of direct buyer and seller communication and efficient access to information on a particular buyer or seller's trading history can help alleviate the risks of anonymous trading. As a result, there exists a significant market opportunity for an Internet based centralized trading place that applies the unique attributes of the Internet to facilitate person-to-person trading.

BUYING  FROM  THE  BIDFAIR.COM  AUCTION  WEBSITE

By featuring different auction styles, the Company encourage participants to not only compete for items, but to have some fun.

If you are bidding in a WINNING BID auction (a simple bidding war between participants), the highest bid wins. The fewer the items available, the fiercer the competition.

In a CLEAR PRICE auction, the wise participants win by underbidding the big spenders. In multiple-item auctions, every winning bidder gets the items for the lowest winning bid.

In a SECOND PRICE auction, winning bidders get the item for an amount equal to the highest losing bid plus the bid increment, or the lowest winning bid, whichever is less.

At no point during the process does the Company take possession of either the item being sold or the buyer's payment for the item.

SELLING  ON  THE  BIDFAIR.COM  AUCTION  WEBSITE

A seller who registers with Bidfair.com can list a product for auction by completing a short online form. The seller selects a minimum price for opening bids for the item and chooses whether the auction will last three, five or seven days. Additionally, a seller may select a reserve price for an item, which is the minimum price at which the seller is willing to sell the item and is typically higher than the minimum price set for opening bids. The reserve price is not disclosed to bidders. A seller can elect to sell items in individual auctions or, if he or she has multiple identical items, can elect to hold a "Dutch Auction". For example, an individual wishing to sell 10 identical watches could hold 10 individual auctions or hold a Dutch Auction in which the 10 highest bidders would each receive a watch and all lower bids would be rejected. A seller may also specify that an auction will be a private auction. With this format, bidders' e-mail addresses are not disclosed on the item screen or bidding history screen. Sellers pay no placement fee and are charged a success fee that steps down from 4% to 1% of the transaction value only if an auction is concluded with a successful bid.

COMPLETION  OF  THE  TRANSACTION

At the end of an auction period, if a bid exceeds the minimum price and, if one is set, the reserve price, Bidfair.com automatically notifies the buyer and seller via e-mail and the buyer and seller can then consummate the transaction independently of Bidfair.com. At the time of the e-mail notification, Bidfair.com charges the seller a success fee equal to 4% of the first $20 of the purchase price, 2% of any purchase price between $20 and $1,000 and 1% of any purchase price over $1,000. At no point during the process does the Company take possession of either the item being sold or the buyer's payment for the item. Rather, the buyer and seller must independently arrange for the shipment of and payment for the item, with the buyer typically paying for shipping.

BIDFAIR.COM  BUSINESS  MODEL  SUCCESS

Bidfair.com offers its clients an exciting online auction experience with buying, selling and trading their wares online via the Internet. Our online auction site offers you the chance to buy virtually any tradable items at strikingly low prices. The Company allows its buyers and sellers to bypass traditionally expensive, regionally fragmented intermediaries and transact business on a 24 hour a day, seven day a week basis. Because Bidfair.com carries no inventory, sellers bypass costly traditional intermediaries, thus allowing for lower selling costs and increasing the sellers' likelihood of finding buyers willing to pay his or her target price. To list an item on Bidfair.com, sellers pay no placement fee and are charged a success fee that steps down from 4% to 1% of the transaction value only if an auction is concluded with a successful bid. As a result, sellers for the first time can sell relatively inexpensive items which had previously been prohibitively expensive to list through most traditional trading forums. By allowing sellers to conveniently reach a broad range of buyers, Bidfair.com also ameliorates the time consuming, logistical inconvenience of individual selling. Buyers have access to a broad selection of items and avoid the need to pay expensive markups or commissions to intermediaries. Buyers are not charged for trading through Bidfair.com. The critical mass of items listed on Bidfair.com provides a mutual benefit for buyers and sellers to more effectively determine an appropriate price for an item.

REGISTRATION

While any visitor to Bidfair.com can browse through the Bidfair.com service and view the items listed for auction, in order to bid for an item or to list an item for sale, buyers and sellers must first register with Bidfair.com. Users register by completing a short online form and thereafter can immediately bid for an item or list an item for sale.

                                   BOLINGO.COM

"Bolingo.com",(http://www.bolingo.com) is a retailer of high technology products, which includes computer accessories, hardware and software on the internet. There are over 200,000 computer software programs and related hardware available for sale through our major distributor. The Company intends over time to expand its catalog into other information based products, such as new high technology product information dissemination, training and promotion. Bolingo.com has virtually unlimited online shelf space and offers customers a vast selection through an efficient search-and-retrieval interface. Through its relationship with Ingram Micro, Inc., the world's largest Wholesale Distributor of High Technology Products, the Company offers a catalog of more than 200,000 products, easy-to-use search and browse features, e-mail services, personalized shopping services, Web-based credit card payment and direct shipping to customers to any place in the world, using Ingram Micro's World Wide Distribution Channels.

In the future, additional High Technology Products may be added to the catalog through direct relationship with the manufacturers or product major distributors worldwide. An online customer now could be able to browse through the Company's catalog and select one or more items to purchase. When a product is identified, the customer may then fill out an order entry form online. The information required to complete the order form would include details of the items to be purchased and the credit card information for the sale. From the completed order form, the credit card information may be verified electronically via Cybercash, an Internet based credit card verification facility. Upon verification, the funds will be automatically deposited into a trust account maintained at Wells Fargo bank and the customer will be assigned an electronic identification number, which will enable the customer to track the purchased item(s) for shipping purposes, or electronic download via the Internet into the customer's computer hard-drive. For hardware products, the company has established a relationship with one of the major distributors of computer hardware and software products, to help fulfill all online orders placed through our Website.

Bolingo.com was founded to capitalize on the opportunity for online retailing. Management believes that High Technology product distribution, utilizing the model set forth herein, is particularly suited to online retailing for several reasons. First, an online retailer can offer virtually unlimited online shelf space. Secondly, it can offer its customers a wide range of products that, heretofore, would have required a large amount of operational space. Thirdly, serving a global market, online retailers can realize substantial economies relative to the traditional storefront retailer. The ability of the Company to introduce the marketing channel as described above, is predicated on the willingness of the manufacturers of the products to enter into distribution/vendor agreements with the Company.


                                   CAPNET.COM


"Capnet.com" (http://www.capnet.com) is an internet based information and management services portal specifically focused on providing management, content and information regarding healthcare, high technology and humanity. Capnet Gateway Online Services, a division of Capnet.com, has been sited in various Internet Magazines, rating companies etc. Capnet Gateway Online Services has recently signed a licensing agreement with Meridian Medical Group, P.C. to publish all of its Clinical Outcomes Analysis, Drug and Care Utilization data, as well as its "Policies and Procedure Manual" on a subscription basis via its internet transaction server. The Company is also in the process of finalizing negotiations with a major university teaching hospital and medical center to acquire the license to convert all of their recently published disease state management protocols into a portable electronic document to be marketed on a subscription basis via the Internet.

In addition, the Company has recently finalized arrangements with UPI Inc., an international news agency, to provide news content to Capnet Gateway Online Services. The news feed focuses on the following areas of human concern:
GENERAL, FINANCIAL, HEALTHCARE, ENTERTAINMENT, TECHNOLOGY AND SPORTS NEWS. One of the most interesting aspects of the News section is the dynamic nature of the hourly News Summary, which brings news-feeds from different parts of the world every hour.

CAPNET.COM  ELECTRONIC  DRUG  STORE

According to the Health Care Financing Administration (HCFA), healthcare expenditures in the United States totaled approximately $1 trillion in 1996, or 14% of the country's gross domestic product, making it the largest single sector of the economy. One of the fastest growing components of healthcare expenditures is pharmaceutical costs, which last year totaled approximately $100 billion, according to IMS HEALTH, a leading provider of pharmaceutical information. According to HCFA, pharmaceutical costs are expected to increase at an annual rate of approximately 10% through 2007, driven by an aging population, the accelerating introduction of new drugs, direct-to-consumer advertising by pharmaceutical manufacturers and cost advantages over alternate forms of care, most notably inpatient hospital care. This in turn has created pressure on managed care organizations to control pharmacy costs and improve the process of managing medication treatments.

Physicians have also been affected as healthcare has shifted from a fee-for-service model to managed care forms of reimbursement, which increasingly transfer financial risk for pharmaceutical costs from traditional third-party payers to physicians. This transfer of risk has often had an adverse financial impact on physicians. Moreover, as healthcare becomes increasingly consumer driven, patients are seeking more information, control and convenience, placing additional time and financial pressures on physicians. These changes have led many physicians in the United States to search for tools and solutions to improve practice efficiency, increase revenue, comply with managed care guidelines and address patient needs.

RAPID  GROWTH  OF  THE  INTERNET  AND  E-COMMERCE

The Internet is becoming an increasingly important medium in healthcare, providing the opportunity for unprecedented connectivity and access to information for all participants in the healthcare delivery process. The Company believes that an increasing number of physicians regularly access the Internet, indicating their willingness to adopt technology. Consumer usage of the Internet continues to grow rapidly and health and medical information was the second most popular subject of Web-based information retrieval searches in 1997 according to Media Metrix, an independent Internet research firm. In addition, it is estimated that e-commerce will grow from $28 billion in 1998 to over $100 billion by 2002.

THE  OPPORTUNITY

The current process for prescribing and delivering medications is inefficient, unnecessarily costly and error-prone. Physicians write virtually all of the 2.8 billion annual prescriptions by hand, resulting in errors and necessitating millions of telephone inquiries from pharmacies for clarification and correction. When physicians write prescriptions, they often do not have ready access to information that would help ensure that the prescription is clinically sound, cost effective and compliant with managed care organizations' pharmacy guidelines. The pharmacist or managed care organization checks this information only after the physician writes the prescription. The inability of managed care organizations to communicate with physicians at the time of prescribing has made it difficult to manage pharmaceutical costs. The existing process further inconveniences the patient, who must travel from the physician's office to a pharmacy and must often wait for the prescription to be filled. In addition, despite the fact that pharmaceutical manufacturers spend billions of dollars promoting the use of their drugs, physicians have a difficult time staying current on the rapidly expanding body of pharmaceutical products and knowledge.

CAPNET.COM  ELECTRONIC  DRUG  STORE  SOLUTION

The Company currently offers or intends to offer other e-commerce products that address various aspects of the medication management process. The Company currently has an internet e-commerce section that enables physicians to purchase pre-packaged prescription drugs and other office supplies that could be dispensed from their offices via the Internet. The Company has negotiated with a mail-order company to handle additional fulfillment of prescription orders, thus making it possible for patients to have their prescriptions electronically routed to the pharmacies of their choice or to receive their medications by mail. To physicians, we intend to offer Internet based information services to permit them to better care for their patients. To patients, the Company intends to offer ancillary information and electronic services focused on improving care, including patient education and compliance.

The Company's solution redesigns the pharmaceutical healthcare delivery process to benefit each participant. By providing ready access to information during the prescribing process, the Company's system benefits physicians by reducing the amount of time spent clarifying and changing prescriptions. In addition, the Company's system enables physicians to better manage financial risk and to increase practice revenue through dispensing medications. Patients benefit from the convenience, immediacy and confidentiality of receiving prescription medications in the physician's office. Patients also gain access to valuable information that enables them to play a more active role in managing their healthcare. Managed care organizations benefit from higher physician compliance with their pharmacy guidelines, resulting in lower overall costs. Pharmacies benefit from improved connectivity with physicians, which enhances efficiency and reduces the likelihood of errors.

BENEFITS  OF  THE  COMPANY'S  MODEL

Online  Ordering.  The  Company's  Website  currently  sells  pharmaceuticals to
----------------
physicians, enabling them to provide patients with medications in the office. The Company plans to facilitate the delivery of pharmaceutical products directly to patients in the future through a mail order system. The Company will enable healthcare professionals to purchase medical-related texts, journals and products online. Also, the non-prescription drug section of the online ordering system is developed for the general consumer to be able to order non-prescription items and cosmetics, including health foods and vitamins online. The Company's Website is http://www.capnet.com/drugstore.asp.

Physician's Interactive.   The Company intends to offer an interactive web-forum
-----------------------
for physicians to discuss various issues regarding their pharmaceutical usage and experience. This product will enable pharmaceutical manufacturers and managed care organizations to deliver drug education and detailing to physicians more efficiently and cost-effectively via the Internet, without the face-to-face interaction currently required. In future, as the technology evolves, the Company will offer interactive video conferencing to participating physicians and the pharmaceutical representatives to discuss their experience and pharmaceutical needs.

Intelligent  Reminder.   The Company intends to offer a service to track patient
---------------------
compliance with prescribed treatment and to send reminders to patients, physicians and managed care organizations. By increasing compliance, the Company expects to improve patient care and reduce unnecessary office visits, benefiting patients, physicians and managed care organizations.

Patient  Education.   Through  Capnet  IPA  and  other  healthcare  entities the
------------------
Company intends to acquire, they will provide information to patients, enabling them to take a more active role in managing and improving the quality and cost of their healthcare. Specific information regarding health state, managed care and medications will be made available on the Web site and via e-mail.

PREPACKAGED  MEDICATIONS

The Company will fulfill orders for pre-packaged medications through various FDA licensed repackaging vendors within the continental United States of America. Enabling our physician members to sell repackaged pharmaceuticals is an important component of our value proposition.

CAPNET  DOCUMENT  ARCHIVES  (INFORMATION  WAREHOUSE)

Data  Mining  Products.   As a by-product of electronic prescribing, the Company
----------------------
accumulates data that correlates the medications prescribed with the related diagnosis. This type of correlated data is not readily available on a broad scale and the Company believes that they can market it to pharmaceutical manufacturers and managed care organizations. Currently, the Company is offering such services, via the internet at http://www.capnet.com:5293/tr/. The
-                                           ------------------------------
Company currently offers information regarding healthcare, general market trends and archives of its Capnet News items.

Capnet Gateway Online Services has recently signed a licensing agreement with Meridian Medical Group, P.C. to publish all its Clinical Outcomes Analysis, Drug and Care Utilization data, as well as its "Policies and Procedure Manual" on a subscription basis via its internet transaction server. The Company also is in the process of finalizing negotiation with a major university teaching hospital and medical center, to acquire the license to convert all their recently published Disease State Management Protocols into a portable electronic document to be marketed on a subscription basis via the Internet.

In the future, this center will be the starting point for retrieval of hard to find information, for a nominal fee, a phenomenon that is currently not catching on amongst current internet users.

CAPNET  NEWS  SERVICE

In addition, the Company has recently finalized arrangements with UPI Inc., an international news agency, to provide news content to Capnet Gateway Online Services. The news feed focuses on the following areas of human concern:
General, Financial, Healthcare, Entertainment, Technology and Sports News. One of the most interesting aspects of the News section is the dynamic nature of the hourly News Summary, which brings news-feeds from different parts of the world every hour.

The company will generate over 60% of its revenue from management services and the remainder through e-commerce transaction activities and banner advertisement.

               CAPNET.COM HEALTHCARE TRANSACTION MANAGEMENT MODULE

The  United  States  Health  Care  Delivery  System  Overview  And  Direction

The $1 trillion health care industry is currently going through a period of tremendous change. Nowhere is this more evident than the patient care delivery network where the three main components--physician groups, insurers and hospitals - are scrambling for market share, volume and control.

Each component is highly fragmented and contains several segments. Over the last 30 years, many important changes have dramatically altered the landscape of the health care delivery system. In 1994, health care expenditures in the United States totaled $938.3 billion, up 6.1 % compared to 1993. Health care represented 13.9% of the total United States gross domestic product in 1994. Today, the market is estimated to be approaching $1 trillion. Between 1960 and 1993, per-capita spending for personal health care increased from $126 to $2,920. This is a huge industry that affects nearly everyone in the country. As a result of the size and growth of the market, American medicine is facing serious challenges. The cost of, access to, and quality of health care are significant issues. The health care delivery system must change as it seeks resolution of these issues. Capnet.com management views the Medicare business as an opportunity for major cost and risk savings. Although Medicare risk contracting is expected to grow to $334 billion by 2002, it constitutes only 14% of the nation's headcount while accounting for 45% of total health care dollars. As Medicare is the fastest growing HMO in the country, Medicare risk contracting represents a significant opportunity for risk pool savings In the six states of Capnet.com's initial focus (California, Colorado, Wyoming, Utah, Montana, and Idaho), Medicare represents $3.7 billion in physician revenues. Based on Capnet.com's projected market share of 5%, this represents $185 million in revenues in the six-state region.

                         Medicare  Benefit  Payments
                        Capnet.com Initial Target Region

State         Medicare Payments   Physician Share**   Capnet Share***
California *     $ 10,000,000,000    $ 2,200,000,000     $ 150,000,000
Colorado****       1,634,905,000         359,679,000        17,984,000
Wyoming****.         159,246,000          35,034,000         1,752,000
Utah**** . .         629,943,000         138,587,000         6,929,000
Montana****.         395,644,000          87,042,000         4,352,000
Idaho****. .         401,179,000          88,259,000         4,413,000
              ------------------  ------------------  ----------------
Total. . . .  $   13,220,917,000  $    2,908,601,000  $    185,430,000

*   California  revenue  figures  are  based  on rough estimates, however,

Los Angeles County  has  over  300,000  Medicare  beneficiaries.
**    Physician  share  is  22%  of  Medicare  payments.
***   Capnet  share  is  5%  of  physician  share.
****  Source:  HCFA/OBA/BDMS,  March  1995.

HISTORICAL  PERSPECTIVE

The earlier traditional health care financing methods gave nearly unlimited license to overspend. Third party financing and marketing of health insurance created third parties to collect and dispense monies for healthcare services rendered. For many years this system worked well. Growing risk pools made it possible to meet big needs of the few, from the small payments of the many.
However, contained in the above method of healthcare services payment system were the seeds for its destruction; i.e., Cost Plus for Hospitals and Fee-For-Services for Physicians!

The traditional system offered other incentives to use resources and services as long as the insurance companies paid the tab. This system provided an environment of free spending and was not very efficient from a business perspective. Physicians involved in this type of delivery system had very little incentive to control costs or provide needed healthcare within given budgets. Medicare adopted this spend thrift financing approach against the advice of some, but with the approval of many, who feared fixed budgets or pricing would restrict their ability to provide effective healthcare. Faced with unlimited demands, prospects for unlimited payment for the richest of our population (Physicians) startedAnd the race was on! Little time lapsed before growing healthcare cost burdens caused employers and government agencies to demand a change.

The first major attempt to control healthcare costs came shortly after Medicare and Medicaid laws were passed. The nation turned to centralized planning to allocate capital resources. This strategy failed in the face of increased demands, which in turn were fueled by a flawed payment system that was instrumental in the "usual and customary" reimbursement patterns that rewarded health professionals based on geographical location and other actuarial method.

While national health planning strategies were failing, the concept of managed care began to develop through the creation of Health Management Organizations, Preferred Provider Organizations, and Exclusive Provider Organizations (HMOs, PPOs, EPOs) and other variations on a theme.

The earlier HMOs were financed largely by Federal grants and later converted to public market-financed. There was a push by HMOs to increase profit and reduce costs.

The emergence of HMOs came at a time when health insurance companies were moving away from community-rated insurance to corporate- or group-rated insurance. The sense of community sharing of healthcare risk was being lost as corporations and other groups chose to reduce their health care costs by extracting themselves from the community pool.

The focused marketing of HMOs toward young and healthy groups exacerbated the flight from the concept of community health. The result is massive cost shifting among buyers of health services and massive displacement of potential buyers of health insurance, which are either deemed an unhealthy risk or care rates.
Physicians and other healthcare providers responded well to a growing but false sense of price competition. Huge discounts were offered to HMOs, insurers or employers who had a large number of purchasers. As a result, the displacement of the uninsured or underinsured became even more severe. Healthcare providers have slipped unwittingly into the mode of discriminatory pricing. Those individuals who were good insurance risks or employed by the wealthiest corporations now paid less for the same health care services than those who were uninsured, underinsured or employed by a smaller, less wealthy corporation.

Without structural changes in the system, the current managed care delivery system, riddled with preferential risks and discriminatory pricing is destined to fail.

CONSOLIDATION  STRUCTURE

The rapid escalation of health care costs has resulted in the growth and evolution of "managed care." Managed care was initiated by payers and employers and later gained support from governmental agencies. This widespread support has shifted market power from physicians to health plans due to their size, access to capital, relationships to buyers and ability to manage risks

Medical practices, for the most part, are small businesses and the physician owners frequently lack the capital resources and business expertise to operate efficiently and effectively. In addition, the small size of most medical practices does not provide negotiating strength in dealings with other entities in the medical delivery system, such as hospitals, HMOs and other physician groups. Specifically, in dealing with hospitals and insurance carriers, medical practices are at a disadvantage. Hospitals and insurance carriers have large business staffs and sophisticated information systems which are not available to individual practices.

Most small practices lack the business expertise and systems to analyze reimbursement levels, trends and administrative costs. They typically sign managed care contracts, regardless of reimbursement and conditions, for fear of losing patients. Belonging to 20, 30, or more HMO and PPO networks without the expertise and information systems for analysis can result in actually losing money on several networks without knowing it.

In an effort to gain support against stronger hospitals and insurance companies, many physicians have begun to join larger group practices. In 1995, only 30.7% of physicians were in groups with over 100 physicians and almost two-thirds of physicians were in groups of 50 or less. Many physicians and small physician groups are just beginning to realize the benefits of consolidation and are seeking a way to fortify their position and take advantage of the economies of scale offered by larger group organizations

Changes in the medical delivery system and the financing of medical services have reduced reimbursement for physicians while burdening medical groups with additional and more complex administrative tasks. These factors both decrease revenue and increase overhead expenses. Many physicians have attempted to maintain their take-home compensation by increasing their working hours. While this was initially successful, physicians have run out of hours and reached the limit of their physical endurance.

                   Breakdown of Group Practices, By Size, 1995

Group    Group Practices               Physician Positions
Size       # of Groups    % of Total    # of  Physicians    %of Total
3-4 . .            8,926        45.8%               30,941       14.7%
5-9 . .            6,904        35.4%               42,930       20.4%
10-25 .            2,657        13.6%               38,913       18.5%
26-49 .              527         2.7%               18,063        8.6%
50-99 .              226         1.2%               15,193        7.2%
100+. .              238         1.2%               64,770       30.7%
         ---------------  -----------  -------------------  ----------
  Total           19,478       100.0%              210,810      100.0%

Source:  AMA,  Medical  Groups  in  the  U.S.,  1996  and  JP  Morgan

There is a simultaneous oversupply and shortage of physicians, depending on location. Nationally, there is an oversupply of specialists; however, there is a shortage of specialists is rural areas. Specifically in the state of California and the Rocky Mountain region, many rural communities have no support or must rely on visiting specialists who have regular office time in rural communities on a weekly or monthly basis. At the same time, and to some extent because of the lack of specialists, rural areas have a difficult time recruiting and retaining primary care physicians. Rural primary care physicians often require special training to treat a wider variety of body systems than they were originally trained to treat. They often do extensive surgery, obstetrics and emergency medicine.

Enlarging medical practices to mitigate some of the limitations of size through merger, acquisition or internal growth has limits. Practices of the size required to gain efficiency, effectiveness and strength are often in violation of federal antitrust regulations. In many locations, the community is not large enough to support a practice which is large enough to realize economies of scale. This is especially true in rural areas.

Increasingly, these physicians are turning away from affiliations with the two traditional integrators of networks - hospitals and insurers - and looking for both capital and management expertise from for-profit practice management firms. The role of hospitals is also changing as over capacity results in consolidations and closures.

Despite all of the changes in the health care delivery system, physicians still occupy the central role in health care because they deliver the care. Since physicians are the deliverers of care, improvements in quality and cost must be accomplished by changing physician behavior. Due to the fact that physicians control an estimated 85% of health care spending, efforts at reducing the cost of health care must be fundamentally driven by physicians.

The Company is currently engaged in a significant branding and promotional campaign to increase awareness of the Capnet.com brand.

The Company is employing a combination of online advertising and other marketing and promotional efforts aimed at defining a desirable online destination for healthcare professionals and consumers, attracting new subscribers and consumers, increasing traffic on its Web site and developing additional revenue opportunities. The Company also promotes Web based services through traditional print media, including trade journals, newspapers and magazines targeted at healthcare professionals and participates in trade-shows, conferences and speaking engagements as part of its ongoing public relations program. The Company plans to continue to allocate significant resources to marketing Capnet.com.

For its Electronic Drugstore, the company intends to market its products and services through an internal direct sales force and intend to pursue strategic relationships with key suppliers of physician practice management systems, physician focused Internet portals and managed care organizations to complement our internal efforts.

Since the participating physicians are part of Capnet IPA, we target sites with a large number of high volume prescribing physicians in states where in-office dispensing is well established or where many physicians bear financial risk for pharmaceutical costs. We will use a variety of tools to attract prospective customers, including editorials, articles and advertisements in trade journals, as well as executive seminars, exhibits at selected trade shows and other direct marketing techniques.

                                   CAPNET  IPA

Capnet IPA  ("Independent Physician Association"), with over 10 payor contracts,
----------
600 physicians, 15 Community hospitals, 4 Teaching Hospitals and other ancillary service companies contracted within its network, is the core component of Capnet.com's healthcare management division business. The linkage of these entities is imminent as the convergence of technology brings to bear the burden of information overload, currently one of the most critical problems in the healthcare industry. The Company believes that by using currently available Internet technology, most of the healthcare industry information processing could be handled more efficiently. To be competitive, the Company must license leading technologies, enhance its existing services and content, develop new technologies that address the increasingly sophisticated and varied needs of healthcare professionals and healthcare consumers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis.

AFFILIATION  STRATEGY

Central to the new dynamic delivery model of management services is an economic alignment between Capnet IPA and:

         Physicians and providers of healthcare services as partners and Shareholders who have demonstrated established practice patterns resulting in optimal utilization of healthcare services and disciplined cost control.

         Tertiary care and  community hospitals with shared interest in managing
         Risk  contracts  in  a  highly   captitated  managed  care  environment

         Health plans and third-party payors whose members are assigned to Capnet IPA for provision of healthcare services.

To this end, the Company is in the process of acquiring additional healthcare-related companies whose business purpose and technology will further enhance the Company's ability to achieve its business goals and objectives in the healthcare industry.

The key components of management services to be provided to Capnet's affiliated healthcare providers and organizations include:

        Cost  efficiency  and  quality  outcome  analysis.
        Pharmaceutical  benefit  management.
        Dynamic unified electronic prescription/OTC drug formulary development Electronic Drug Store for prescription/OTC drug ordering and processing. R&D product substitution compliance.
        Drug  utilization  data  analysis.
        Care  utilization  data  analysis.
        Care  provider  network  and  referral  pattern  analysis.
        Quality  management  incentive  compliance.
        Dynamic  and  comprehensive  clinical  pathways.
        Health risk and needs assessments of the patient population served Electronic medical record system.
        Clinical  laboratory  and  diagnostic  database  repositories.
        Contract  negotiations,  mergers  and  acquisition.
        Strategic  healthcare  planning, marketing and implementation utilizing
        all the  available  Internet  technologies  at   Capnet.com's  disposal.

CAPNET will create compensation formulas which are designed to attract and retain good practitioners and maintain long-term harmony and productivity. A sound compensation formula can help avoid many of the problems in a "medical group." Practitioner incentives are designed to engage the practitioners in the pursuit of CAPNET's mission.

CAPNET will use member meetings as a tool to nourish the benefits of synergy. State councils meet monthly, board of directors quarterly and the corporation will hold an annual meeting. Within the organization, groups such as office managers and financial staff meet periodically. CAPNET will integrate mid-level practitioners to allow and foster the efficient, effective delivery of care. Mid-level practitioners provide a balance of care givers at all levels. For example, the membership consists of Physicians, Optometrists, Podiatrists, License Social Workers, etc.

CAPNET will pursue the application and continuous enhancement of technology to support efficient and effective clinical and business operations. This includes "bottom up" and "top down" analysis, so as not to unduly interfere with current clinical and business operations .

Wherever practical, local area networks in practices and administrative offices will be connected to CAPNET's wide area network to eliminate duplication and allow efficient interchange of information at a minimal cost.

CAPNET will develop a proper mix of physician specialties, mid-level providers and medical facilities in order to insure the success of the above strategy.

CAPNET will develop a business approach to contracting with HMOs, PPOs and other managed care carriers and entities. Contracts among the various elements of the health care delivery business should be fair to all parties, provide for reasonable administration and allow a fair profit.

CAPNET plans to use the business approach to assess contracting opportunities, negotiate mutually beneficial agreements and then, monitor the cost and profit of each agreement.

CAPNET will conduct periodic operations analyses and reviews to evaluate practice operations in the context of the patient, practitioners, staff, community and business environment in which the practice operates. The result of the analyses are specific recommendations for improvement along with a plan for implementation.

CAPNET will provide expertise to member practices in the area of clinical and business operations. Expertise is provided through standard operational techniques and procedures, as well as through an internal and contracted staff with expertise in a wide variety of fields.

Support  includes:

    -      Clinical  operations
    -      Medical  records
    - High-tech systems (such as computers, phone systems and electronic data interchange with hospitals and laboratories).
    -      Billing  and  collections
    -      Personnel/payroll  systems
    -      Financial  operations  and  analysis
    -      Legal
    -      Marketing
    -      Joint  purchasing  of  medical  and  business  supplies and equipment
    -      Insurance  purchasing  -  malpractice  and  business  insurance
    -      Development  and  implementation  of  clinical  protocol
    -      Development  and  negotiation  of  risk  contracts

CAPNET will provide reporting standards that allow CAPNET management to monitor and analyze member practices. Practices which are out of compliance will be analyzed in more detail by support staff. Practice guidelines are the basis for analysis of each member group to determine what, if any, improvements are clinically and operationally warranted considering the local environment. Guidelines include:
    1.     Staffing  costs
    2.     Profit  margin
    3.     Overhead  costs
    4.     Administration  costs
    5.     Accounts  receivable
    6.     Cost of providing clinical services,  medical  supplies and equipment
    7.     Industry  operating  ratios

CAPNET will select providers based on credentials and ethical standards. A system of screening potential members is used to assure that problem practitioners are not invited to join. Providers will be selected based on the following criteria:

    1.     Exceptional  clinical  standards
    2.     High  ethical  standards
    3. A demonstrated history of providing quality and cost-effective medical care.

                            TECHNOLOGICAL  COMPONENT

A critical element in the merger of talent and capacity of practitioners is the Use of computerized medical records. Electronic networking with a high level of security allows appropriate records to be shared among member practitioners. This system provides rural practitioners with support from a broad scope of specialty talent that is responsive to patients' needs, fosters the practice of conservative medicine and provides care that is convenient for patients at an affordable cost.

Furthermore, Capnet.com, was born out of the need to develop technologies to assist healthcare practitioners to reduce overhead, while simultaneously increasing staff efficiency. The healthcare industry is currently undergoing a tremendous amount of changes. Physicians and other healthcare organizations keep trying to manage change, but we always manage the things we don't like. It is time that healthcare providers truly make change their best friend, because change is going to continue to accelerate because of technology. To make rapid change our friend, we need to know what will happen before it happens. This is why it is critical to understand the future of technology. By understanding the future, you will be able to surpass the competition. Anthony C. Dike, MD, who is the founder and pioneer of the Capnet.com conceptual model, believes that "The next 10 years are already invented and the tools are here. The challenge is to use the technology in new ways and not the old ways."

The availability of these new tools such as the global Internet, advanced sdimulations in both 2-D and 3-D, electronic notepad, multimedia computers, neural networks, object oriented programming (OOP), fuzzy logic, computer integrated manufacturing (CIM), multisensory mobile robotics, digital interactive TV, telecomputer, desktop videoconferencing, advanced flat-panel display, personal communication networks, diamond thin films, endoscopic technology, advanced compact disk technology, antinoise technology, recombinant DNA technology, parallel computing, low Earth orbit satellites, digital imaging and digital telecommunication linkages has changed the rules of the game. This will have a great and beneficial impact on the healthcare industry. The whole idea in developing Capnet.com programs and network is to enable the participating providers and service organizations the opportunity to embrace the technologies they want--one or all of the components listed above--at their own self-learning pace. To quote Samuel Johnson, "Men may be convinced, but they cannot be pleased against their will."

More recently Meridian Holdings, Inc., was invited to a NASA Technology Briefing at Norfolk Virginia. The briefing provided the Company an ample opportunity to evaluate all the available technologies in the area of Biofeedback, Telemedicine and Video processing techniques, available to be licensed for commercialization from NASA. The Company has since submitted a licensing and commercialization work plan to NASA to enable the company to deploy NASA time-tested technology to the general consumer market.


                          TELECOMMUNICATIONS COMPONENT

OPPORTUNITY  FOR  CONNECTIVITY

Already, the mobile work force numbers 45 million and nearly 40% of all employees. By the year 2000, sales of wireless data will reach $12 billion annually and the market for portable devices will climb to 15 million units.

Mobile wireless computing in healthcare continues to draw significant attention. There are several examples of wireless mobile computing in hospitals across the country. Physicians as a professional group, due to their job requirement, constitute the largest consumer of mobile telecommunication services. Almost all actively practicing physicians have wireless pagers and some sort of message center.

However, there are very few large implementations of this technology in the ambulatory care setting. As compared with home and acute care, ambulatory care has several significant challenges associated with it. This includes staff tolerance for technological complexity, clinician acceptance and the ability to handle years of existing paper-based medical records.


                               [GRAPHIC  OMITTED]


Capnet.com has arranged with CGI Communications Services, Inc., which has a strategic partnership relationship with the following leaders in the area of telecommunication, including US Robotics-Mobile Communication Division, (d/b/a Megahertz Inc.), Microsoft Corporation, Ram Mobile Data and DTS Wireless Services, Inc., to provide participating healthcare providers with effective communication tools to help them manage their patients more effectively.

Each participating provider will have access to a full range of Telecommunications services, including "after hours" medical emergency services coverage.

Furthermore, each participating healthcare provider will have the option to sign up for turnkey wireless telecommunication services whereby they are provided with the following items on rental/lease terms:
    *     A  hand-held  computer;  e.g.,  HP  Palmtop  PC.
    *     A  wireless  modem
    *     Access  to  Mobitex  Network,  the international de facto standard for
          wireless   communications  e.g  Ram  Mobile  Data  Network.
    * A subscription to wireless service which includes a client software, Internet address, personal 800 number for 24-hour message center,

          Personal 888 fax number for receiving faxes, registration of fax coversheet, letterhead and signature with 5 pages of stored attachments. ( with option to purchase additional stored fax
          attachment  service,  accessories  e.t.c.)   e.g.,  Go  America,  Inc.
    * Internet browser (e.g., Microsoft Internet Explorer Version 4.X or Netscape Communicator Version 4.X).

This design will alert on-call personnel to priority messages in a timely and cost effective manner. The telecommunications package includes a customizable mailbox system, remote paging and E-mail. Additional optional mailboxes may be added to accommodate medical groups or staff.

The Capnet.com Gateways will make it possible to provide inexpensive, efficient and engaging real time linkages across the entire healthcare community. Many companies, including integrated delivery systems, pharmaceutical and managed care organizations, can take advantage of new connectivity tools.

                           TELECOMMUNICATIONS BENEFITS

1. Instant and comprehensive dissemination of timely, provider-specific information such as health plan costs and benefits, physician site locations and biographical profiles and urgent care advice from tele-nurses.
2. Access to clinical studies and consumer health information contained in both public and private data repositories.
3. Access to medical records, test results, authorization rules and care guidelines stored on the Company or off-site data bases.
4. Member health risk and needs assessment information gathering by robotics voice response outbound telephone technology.
5. E-Mail messaging between providers across the care continuum and directly into the patient's home.
6. A communications forum or chat-line for physicians wishing to share ideas with colleagues, as well as patients with chronic diseases wishing to communicate with other patients about common conditions, experiences and treatment options.
8. Enrollment for self-help training programs, online teleconferences and participation in regularly scheduled healthcare seminars via a telemedicine video conferencing, telephone or Internet connectivity.
9. Secure areas of any communication channel can be used to disseminate information to selected audiences, e.g., clinical updates, management reports and marketing promotions.
10. Cost-effective connectivity to private WANs, organizational Intranet and other geographicaly remote care sites or other providers anywhere in the world.
11. Access to Capnet .com Electronic Drugstore for product ordering and utilization.
12. Efficient addressing that enables the end-user to transmit data quickly and more efficiently as compared to data-over-cellular and data-over-trunk line
13. Assured receipt, store and forward capability, which allows messages that cannot be delivered immediately to be stored in the network. Messages are then forwarded to the mobile unit at the first available opportunity
14. Preview e-mail headers before downloading, so as to help the provider select which messages to read, hold, discard or forward. The physician then manages wireless costs by paying only for those e-mails downloaded.
15. Ability to reply to and send e-mail to anyone in the world with an Internet address.
16. Ability to receive phone messages called into the healthcare providers personal 800 number. Calls could be redirected to an operator-assisted 24-hour message center for wireless delivery; i.e., Voice-Text or Text-Voice messaging service.
17. Ability to send messages to fax machines, most alphanumeric pagers and even telephones.
18. Ability to fax documents by using a personalized pre-stored letterhead, personal signature and even the physician's most used fax attachments.
19. Global dial-in access, which allows the healthcare provider to download or send
20.  e-mail,  fax  and  phone  messages,  no matter where they are in the world.
21. Access to the WWW and the ability to download pages in text mode from a favorite site.
22. No third-party misinterpretation because messages are received with complete accuracy.
23. Improved response time. Savings of up to 40% over existing service. The physician's phone is answered on the first ring.
24.  Each  incoming  message  is  time  and  date  stamped.
25.  Callers  are  never  placed  on  hold.
26.  Physicians  are  immediately  notified  of  an  emergency  by  pager.
27. Access to Capnet.com Disease Management Information System, for database access; e.g., patient medical records, laboratory data and downloads

                               SALES AND MARKETING

The Company markets Capnet.com through its internal sales force and its strategic distribution relationships, which typically couple the Company's use of the strategic partner's services or content with the strategic partner's obligation to market Capnet.com to its customer or client base. The Company's distribution partners, which target different healthcare sectors, combined with the Company's internal sales force, provide the Company with sales and marketing professionals who are experienced in the healthcare industry. The Company's and its strategic partners direct marketing efforts, which may include promotional offers, direct mail and telemarketing initiatives, emphasize the ease of use and adoption, attractive pricing and integrated solution offered by Capnet.com. The Company has entered into, and intends to continue to enter into, strategic alliances with parties who have established customer or client bases that have an anticipated need for the services provided through Capnet.com. In connection with certain of these strategic alliances, such as the alliances with DRx Network, Pam Pacific and Associates, GoAmerica, MDS Technologies, Microsoft Corporation, Link-Exchange, Ingram Micro and Sager Midern Corporation. The Company has agreed to bear the cost of certain subsidized promotional offers and to compensate such partners for each subscriber that Capnet.com obtains through their marketing efforts or to make guaranteed payments to such partners. The Company intends to continue to enter into additional promotional arrangements in the future.

                        CGI COMMUNICATIONS SERVICES, INC.

CGI COMMUNICATIONS SERVICES, INC., a start-up Company, delivers broadband communications solutions including high-speed Internet access, data, voice and video services over a revolutionary national network to a wide spectrum of business customers. Additionally, it offers application development, network integration and systems management services to businesses worldwide. Through strategic alliances and cost-effective network planning, it provides superb performance and service.

Industry

According to TeleChoice, a telecommunications consulting firm, the market for digital subscriber lines (DSL) has charted growth of 300% for the first half of 1999, well beyond analysts' expectations. Positioning itself to give cable modem competition a good run, DSL is a technology that uses digital coding to push up to 99% more information through a regular copper phone line. The result is that the line can transmit data using a higher frequency, and simultaneous voice and fax using a lower frequency. DSL services the "last mile"- the area stretching from the central phone exchange to the customer - that has proven such a challenge in providing fast connections to businesses. Laurie Falconer, DSL analyst at TeleChoice, expects market growth for DSL to speed up, and competition to increase. "There's a lot of demand for it," she says. Falconer claims a main factor to separate the market leaders and losers will be the viability of the targeted market. The Company is aiming to attract multi-location businesses to its products and services.

Published figures and projections about growth of the Internet vary, but agreement about rapid expansion is standard. A new study of the Internet telephony business by Killen & Associates, a telecommunications research and consultant group in Palo Alto, Calif. Forecasts an $8 Billion market by the year 2003 for providers of IP services offering voice, fax and video capabilities. Recent mergers of telephone and cable companies, and acquisitions of Internet technology companies predict that broadband access is the future of the online world.

The Internet's increasingly pivotal role in business via Web content, e-commerce and virtual private networks (VPNs), combined with the lack of affordable, high-speed access solutions for small businesses, have created a large niche for DSL services. Although the market is still nascent, Morgan Stanley Dean Witter & Co. estimates the U.S. DSL service market for access alone will reach $7 billion to $9 billion by 2002.

Although local phone companies are in the best position to offer DSL because they own the core infrastructure that supports it, until very recently, they were reluctant to market these services to business customers. According to New York-based Bank of America Securities LLC senior analyst Michael Renegar, ILECs ("Incumbent Local Exchange Carriers") won't aggressively sell DSL services to businesses. "DSL will cannibalize existing T1 service, for which ILECs typically charge $1,000 a month," he says. "It would reduce margins considerably."

Business  Strategy

CGI Communications Services, Inc., intends to capitalize on the enormous public attention focused on the Internet and the need for increased bandwidth by increasing its' telemarketing sales and technical support staff, targeting its advertising to its core audience, and by providing the most efficient, lowest-cost high speed Internet service in its service corridor. CGI is focusing its marketing efforts to specialty and small business entities.

Corporate  Information

CGI Communications Services, Inc., was incorporated under Delaware law on April 12, 1997. Its executive offices are at 900 Wilshire Blvd., Suite 500, Los Angeles, California 90017. Its telephone number is (213) 627-8878. Its fax number is (213) 627-9183. On December 10, 1999, Meridian Holdings, Inc., acquired 20% equity interest in the Company, in exchange for an aggregate of $12,000,000 equity investment over 5 years.

                      PRICEPICKERS.COM AND PRICEPICKERS.NET

PricePickers.com is an Internet-based general merchandise mall, focused on selling excess inventory items at a rock-bottom prices. The business model is built around the consumer being able to pick the best price he or she wants to pay for the listed product. If the price is right, then they pay for the product at the best price possible.

The following is the protocol for participating in the PricePickers.com and PricePickers.net bargain mall:

1. The Manufacturers Suggested Retail Price (MSRP) for the product will be listed (for example, $1,000.00).

2. Then a price range for which the product will be sold is programmed into the
     pricepicker.com price selection entry dialogue, say $400-$500.(not visible to the customer)

3. The customers are requested to enter any price they will be willing to pay for the  product.

4. If a customer enters any price above $500, for instance, and sends it for processing, an immediate auto-responder will inform the customer that he or she is probably paying too much for the product and give the customer the option to either continue processing or lower the price to fit within the established range.

5. If a customer enters any price less than $400, the customer will be informed that the amount entered is too low and we may not be able to sell at that price without losing money and the customer is given the option to adjust his or her price.

6. If the customer enters a price within the programmed range, then a message congratulating the customer for having successfully completed a bargain appears. Then the customer is directed to the order processing center for credit card information, as well as collecting the shipping address

7. The entire sequence is like an auction site, except that the individual concludes that sale instantly, without waiting for the auction to close.

8. All customers must register before participating in the Price-Picking process. All product purchases are final. There will be no refunds except for defective product which should be covered under the manufacturers warranty.
9. New products are initially added to the site weekly, based on the advertisement money received. Price adjustments can be made at any time for products that are not selling fast enough.

The whole idea is to promote repeat visits to the website by customers interested in bargain hunting, and to pick the best price for the product.

                               INTERCARE.COM, INC.

Intercare.com, Inc., a California Corporation, was founded originally as Intercare Diagnostics, Inc. in 1991 and is presently in a growth stage. Intercare can best be described as a developer and supplier of high-technology solutions in biofeedback and telemedicine. Our key strengths have been state-of-the-art multimedia software technology and innovative internet marketing. The Mirage Systems Interactive Multimedia Biofeedback Interface, including the Stress Profiling and Trigger Points applications, is the world's first and only FDA-approved biofeedback software, and has long established Intercare.com as a leader in the field of interactive multimedia biofeedback software.

On September 18 1999, the Company acquired 51% of Intercare Diagnostics, Inc., a United States FDA registered, world renowned biomedical software manufacturing and publishing company with over five Multimedia software titles in the market, namely:

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

The parent corporation, Meridian Holdings, Inc. now owns 51% of Intercare.com. Intercare.com receives free Internet advertising throughout the web-sites of all of the subsidiaries. Intercare.com contracts with the other subsidiaries to provide multimedia content production and web-site development services.

At present Intercare.com offers the full Mirage Systems Interactive Multimedia Biofeedback Interface, and the Stress Profiling and Trigger Points programs, originally developed in 1993. Given the rapid rate of change in both hardware and software technology, these programs are at the outskirts of their useful shelf lives. Our current efforts are targeted on taking advantage of our strengths  in  the  application  of  high  technology  in  the  following areas:
    * The development and/or acquisition, through licensure or purchase, of a low-cost physiological monitoring device as the hardware component for a PC-based, executive and consumer-level biofeedback device.
    * The development of cutting edge, modular software to interactively display a wide variety of multimedia feedback from the hardware device described above. The software would be highly extensible and would optionally facilitate an Internet connection to Intercare.com and the uploading of generated physiological data for analysis and return to the user via email or web page.
    * The development, through licensing and/or acquisition, of streaming video technology to facilitate the delivery of high-resolution video-based telemedicine and other content over the Internet. The server-side software would be marketed to Internet and intranet providers. A basic client-side browser plug-in would be offered as a free download from Intercare.com, while a more robust stand-alone player would be offered for sale as an upgrade.
    * The development of direct reseller relationships with manufacturers of telemedicine hardware and software (e.g. Sony). In addition to reselling telemedicine equipment and software, Intercare.com will provide telemedicine systems design and integration, installation and support services, with the latter entailing both face-to-face client contact and a unique interactive multimedia Internet site devoted to answering most questions about telemedicine, including tutorials, chat and forum capabilities.
    * The provision of web-site design and development services, including the production and/or acquisition and conversion of interactive multimedia content, for all of the above areas and for the other subsidiaries of Meridian Holdings, Inc.

                             The Telemedicine Market

There are several different reports and articles discussing the telemedicine market. Each of them looks at telemedicine in a slightly different way and provides different estimates, as follows:

    * Business Communications Company (BCC): BCC is a large consulting firm producing industry reports on many industry sectors. In February 1998 the firm produced a report titled: Telemedicine Opportunities for Medical and Electronic Providers (240 pages, cost: $1,350). Ben Grimley, an industry analyst who specializes in health and information technology issues, prepared the report.
        BCC estimates that the current U.S. market for telemedicine is $65 million and will reach $3 billion by the year 2002, based on the high growth rates of leading market segments and an assumption that full reimbursement for telemedicine services will continue to become more common. The overall growth rate for telemedicine is predicted to be 35 percent per year over the next five years with a 42 percent increase in public sector investments and an 89 percent growth in sites over the same period. The report cites provider plans for predicting a 280 percent growth in prison telemedicine sites over five years and a doubling of military investment over seven years. The predicted rates of growth for telemedicine is particularly important given the firm's prediction that the market for overall health-care related information is expected to grow only three percent per year.
   * Feedback Research Services (FRS): FRS is a market research firm specializing in high-tech health care delivery systems. Overall, FRS states that the current annual U.S. market for telepathology, teleradiology, and videoconferencing telemedicine systems is under $100 million. According to FRS, telemedicine-related videoconferencing equipment sales in Europe, North America, and the Pacific Rim accounted for $250 million in revenues in 1996. They estimate that worldwide sales of products and services during the 1990s reached an estimated $520 million, cumulative through the year-end of 1996. They project the annual worldwide growth rate to be 15 percent. They project that Europe and the Pacific Rim combined may represent cumulative telemedicine expenditures of $1.4 billion by 2001.
   * Frost and Sullivan (F&S): F&S is an international marketing, consulting and training firm covering many different markets. A representative from F&S wrote an article in the April 1998 issue of ADVANCE for Administrators in Radiology & Radiation Oncology that provided market forecasts for PACS and Teleradiology. According to the article, the current total PACS and teleradiology systems market revenue for the U.S. and Europe is estimated for 1998 at $368.8 million, with the United States generating 81 percent of this market. They project a
        Growth rate of about 28 percent over the next six years yielding a total annual market of $1.6 billion by 2004. In a separate report on U.S. hospital communications equipment markets, including telemedicine videoconferencing as well as other segments, F&S forecasts a 30 percent growth in this market.
   * Waterford Advisors: An investment firm specializing in healthcare and information systems. The firm has developed the Waterford Telemedicine Index (WTI), an index of stock prices from various telemedicine-related companies. WTI was debuted in the April 1998 issue of Telemedicine and Telehealth Networks and will be a regular feature of the magazine. The index does not attempt to predict market size. Rather, the index is designed to be a monitor of the overall performance of the industry and a way to estimate the economic value of telemedicine companies.
        since   the  index  is  new,  there  is  little  information  about  the recent performance of telemedicine companies in the market. The index currently includes 38 companies.
   * HIMSS annual leadership survey: The Healthcare Information and Systems Society (HIMSS) recently conducted its ninth annual survey of senior healthcare executives. Of the 1,754 respondents, 34 percent reported that their organizations currently use telemedicine, ten percent plan to use telemedicine within the next 21 months and 28 percent are investigating its use in the future.
   * Telemedicine and Telehealth Networks Survey: The Telemedicine and Telehealth Networks magazine recently completed a survey of selected Telemedicine program managers. Ninety-three percent reported that they expect to expand their operations in the next five years.

                                GENERAL  OVERVIEW

SYSTEM  DEVELOPMENT  AND  OPERATION

The Company's revenues depend upon the number of visitors who shop on its Web site and the volume of orders it fulfills. Any system interruptions that result in the unavailability of the Company's Web site or reduced order fulfillment performance would reduce the volume of goods sold and the attractiveness of the Company's product and service offerings. The Company has experienced periodic system interruptions, which it believes will continue to occur from time to time. The Company uses an internally developed system for its Web site, search engine and substantially all aspects of transaction processing, including order management, cash and credit card processing, purchasing, inventory management and shipping. The Company will be required to add additional software and hardware and further develop and upgrade its existing technology, transaction-processing systems and network infrastructure to accommodate increased traffic on its Web site and increased sales volume through its transaction-processing systems. Any inability to do so may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and speed of order fulfillment, or delays in reporting accurate financial information. There can be no assurance that the Company will be able to accurately project the rate or timing of increases, if any, in the use of its Web site or in a timely manner to effectively upgrade and expand its transaction-processing systems or to integrate smoothly any newly developed or purchased modules with its existing systems. Any inability to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

                         MANAGEMENT OF  POTENTIAL GROWTH

The Company has rapidly and significantly expanded its operations and anticipates that further expansion will be required to address potential growth in its customer base, to expand its product and service offerings and its international operations and to pursue other market opportunities. The Company's employee base has similarly expanded, growing from one full-time employee as of December 31, 1998 to seven full-time and three part-time employees as of June 30, 1999. The projected expansion of the Company's operations and employee base will place a significant strain on the Company's management, operational and financial resources. To manage the expected growth of its operations and personnel, the Company will be required to improve existing and implement new transaction-processing, operational and financial systems, procedures and controls and to expand, train and manage its growing employee base. There can be no assurance that the Company's current and planned personnel, systems, procedures and controls will be adequate to support the Company's future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that Company management will be able to successfully identify, manage and exploit existing and potential market opportunities. If the Company is unable to manage growth effectively, such inability could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

                               NEW BUSINESS AREAS

The Company intends to expand its operations by promoting new or complementary products or sales formats and by expanding the breadth and depth of its product or service offerings. Expansion of the Company's operations in this manner would require significant additional expenses, development, operations and editorial resources and would strain the Company's management, financial and operational resources. Furthermore, the Company may not benefit from the first-mover advantage that it will experience in the online high technology market and gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities prior to the introduction of new products or line of business. There can be no assurance that the Company will be able to expand its operations in a cost-effective or timely manner. Furthermore, any new business launched by the Company that is not favorably received by consumers could damage the Company's reputation or the Bolingo.com brand. The lack of market acceptance of such efforts or the Company's inability to generate satisfactory revenues from such expanded services or products to offset their cost could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

                             INTERNATIONAL EXPANSION

The Company intends to expand its presence in foreign markets. To date, the Company has only limited experience in sourcing, marketing and distributing products on an international basis and in developing localized versions of its Web site and other systems. The Company expects to incur significant costs in establishing international facilities and operations, in promoting its brand internationally, in developing localized versions of its Web site and other systems and in sourcing, marketing and distributing products in foreign markets. There can be no assurance that the Company's international efforts will be successful. If the revenues resulting from international activities are inadequate to offset the expense of establishing and maintaining foreign operations, such inadequacy could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. In addition, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export and import restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, political instability, fluctuations in currency exchange rates, seasonal reductions in business activity in other parts of the world and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse impact on the Company's future international operations and, consequently, on the Company's business, prospects, financial condition and results of operations.

                  BUSINESS COMBINATIONS AND STRATEGIC ALLIANCES

The Company may choose to expand its operations or market presence by entering into business combinations, investments, joint ventures or other strategic alliances with third parties. Any such transaction would be accompanied by the risks commonly encountered in such transactions. These include, among others, the difficulty of assimilating the operations, technology and personnel of the combined companies, the potential disruption of the Company's ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize the financial and strategic position of the Company through the successful integration of acquired businesses, additional expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls and policies and the impairment of relationships with existing employees and customers. There can be no assurance that the
Company would be successful in overcoming these risks or any other problems encountered in connection with such business combinations, investments, joint ventures or other strategic alliances, or that such transactions will not have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

                           RAPID TECHNOLOGICAL CHANGE

To remain competitive, the Company must continue to enhance and improve the responsiveness, functionality and features of the its Internet websites. The Internet and the online commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render the Company's existing Web site and proprietary technology and systems obsolete. The Company's success will depend, in part, on its ability to license leading technologies useful in its business, enhance its existing services, develop new services and technology that address the increasingly sophisticated and varied needs of its prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of Web site and other proprietary technology entails significant technical, financial and business risks. There can be no assurance that the Company will successfully implement new technologies or adapt its Web site, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, such inability could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

The Company's future success also depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense and there can be no assurance that the Company will successfully attract, assimilate or retain sufficiently qualified personnel. In particular, the Company has encountered difficulties in attracting a sufficient number of qualified software developers for its Web site and transaction-processing systems and there can be no assurance that the

Company will retain and attract such developers. The failure to retain and attract the necessary technical, managerial, editorial, merchandising, marketing and customer service personnel could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

                                  DOMAIN NAMES

The Company currently holds various Web domain names relating to its brand, including the "Bolingo.com", "Bidfair.com", "Bidfare.com", "Capnet.com" domain names. The acquisition and maintenance of domain names is generally regulated by governmental agencies and their designees. For example, in the United States, the National Science Foundation has appointed Network Solutions, Inc. as the exclusive registrar for the ".com, " ".net" and ".org" generic top-level domains. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, there can be no assurance that the Company will acquire or maintain relevant domain names in all countries in which it conducts business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. The Company, therefore, may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of its trademarks and other proprietary rights. Any such inability could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

                            ONLINE COMMERCE SECURITY

A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. The Company relies on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, other events or developments will not result in a compromise or breach of the algorithms used by the Company to protect customer transaction data. If any such compromise of the Company's security were to occur, it could have a material adverse effect on the Company's reputation, business, prospects, financial condition and results of operations. A party who is able to circumvent the Company's security measures could misappropriate proprietary information or cause interruptions in the Company's operations. The Company may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of the Internet and other online transactions and the privacy of users may also inhibit the growth of the Internet and other online services generally and the Web in particular, especially as a means of conducting commercial transactions. To the extent that activities of the Company or third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage the Company's reputation and expose the Company to a risk of loss or litigation and possible liability. There can be no assurance that the Company's security measures will prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

                                DEVELOPING MARKET

The market for the sale of goods over the Internet, particularly through person-to-person trading, is a new and emerging market. The Company's future revenues and profits are substantially dependent upon the widespread acceptance and use of the Internet and other online services as a medium for commerce by consumers. Rapid growth in the use of and interest in the Web, the Internet and other online services is a recent phenomenon and there can be no assurance that this acceptance and use will continue to develop or that a sufficiently broad base of consumers will adopt, and continue to use, the Internet as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty and there exist few proven services and products. Growth in the Company's user base relies on obtaining consumers who have historically used traditional means of commerce to purchase goods. For the Company to be successful, these consumers must accept and use novel ways of conducting business and exchanging information. In addition, the Internet may not be commercially viable in the long term for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies, performance improvements and security measures. To the extent that the Internet continues to experience significant growth in the number of users, their frequency of use or their bandwidth requirements, there can be no assurance that the infrastructure for the Internet and other online services will be able to support the demands placed upon them. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or other online service activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet or other online services also could result in slower response times and adversely affect usage of the

Internet and other online services generally and the Bidfair.com service in particular. If use of the Internet and other online services does not continue to grow or grows more slowly than expected, if the infrastructure for the Internet and other online services does not effectively support growth that may occur, or if the Internet and other online services do not become a viable commercial marketplace, the Company's business, results of operations and financial condition would be materially adversely affected.

                   CERTAIN ACTIVITIES ON THE COMPANY'S SERVICE

The law relating to the liability of providers of online services for activities of their users on the service is currently unsettled. While the Company does not pre-screen the types of goods offered on Bidfair.com, the Company is aware that certain goods, such as alcohol, tobacco, firearms, adult material and other goods that may be subject to regulation by local, state or federal authorities have been traded on the Bidfair.com service. There can be no assurance that the Company will be able to prevent the unlawful exchange of goods on its service or that it will successfully avoid civil or criminal liability for unlawful activities carried out by users through the Company's service. The imposition upon the Company of potential liability for unlawful activities of users of the Bidfair.com service could require the Company to implement measures to reduce its exposure to such liability, which may require, among other things, the Company to spend substantial resources and/or to discontinue certain service offerings. Any costs incurred as a result of such liability or asserted liability could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company's success depends largely upon sellers reliably delivering and accurately representing the listed goods and buyers paying the agreed purchase price. The Company takes no responsibility for delivery of payment or goods to any user of the Bidfair.com service. Any litigation as a result of failure to deliver as promised by the seller could be costly for the Company, divert management attention and could result in increased costs of doing business, or otherwise have a material adverse effect on the Company's business, results of operations and financial condition. Any negative publicity generated as a result of fraudulent or deceptive conduct by users of Bidfair.com could damage the Company's reputation and diminish the value of its brand name, which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company does not pre-screen the goods that are listed by users on Bidfair.com or the contents of their listings, which may include text and images. The Company has received in the past, and anticipates that it will receive in the future, communications alleging that certain items sold through the Bidfair.com service infringe third-party copyrights, trademarks or other intellectual property rights. While the Company's user policy prohibits the sale of goods which may infringe third-party intellectual property rights and the Company is empowered to suspend the account of any user who infringes third-party intellectual property rights, there can be no assurance that an allegation of infringement will not result in litigation against the Company. Any such litigation could be costly for the Company and could result in increased costs of doing business, or could in some other manner, have a material adverse effect on the Company's business, results of operations and financial condition.

                            ONLINE COMMERCE SECURITY

A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. Currently, a significant number of users of the Company's Internet e-Commerce websites authorize the Company to bill their credit card accounts directly for all transaction fees charged by the Company. The Company relies on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the technology used by the Company to protect customer transaction data. If any such compromise of the Company's security were to occur, it could have a material adverse effect on the Company's reputation and, therefore, on its business, results of operations and financial condition. Furthermore, a party who is able to circumvent the Company's security measures could misappropriate proprietary information or cause interruptions in the Company's operations. The Company may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of transactions conducted on the Internet and other online services and the privacy of users may also inhibit the growth of the Internet and other online services generally and the Web in particular, especially as a means of conducting commercial transactions. To the extent that activities of the Company involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage the Company's reputation and expose the Company to a risk of loss or litigation and possible liability. The Company's insurance policies carry low coverage limits, which may not be adequate to reimburse the Company for losses caused by security breaches. There can be no assurance that the Company's security measures will prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on the Company's business, results of operations and financial condition.

                                  ACQUISITIONS

If appropriate opportunities present themselves, the Company intends to acquire businesses, technologies, services or products that the Company believes are strategic. For example, the Company recently acquired Capnet Group of Companies ("CGC") an Internet based e-Commerce company in a stock-for-assets transaction. The Company currently has no understandings, commitments or agreements with respect to any other material acquisition and no other material acquisition is currently being pursued. There can be no assurance that the Company will identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with its current business. The process of integrating an acquired business, technology, service or product into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition, including "CGC", will be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any such future acquisitions of other businesses, technologies, services or products might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

             INFORMATION DISSEMINATED THROUGH THE COMPANY'S SERVICE

The law relating to the liability of online services companies for information carried on or disseminated through their services is currently unsettled. It is possible that claims could be made against online services companies under both United States and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their services.

Several private lawsuits seeking to impose such liability upon other online services companies are currently pending. In addition, legislation has been proposed that imposes liability for or prohibits the transmission over the Internet of certain types of information. The imposition upon the Company and other online services providers of potential liability for information carried on or disseminated through their services could require the Company to implement measures to reduce its exposure to such liability, which may require the Company to expend substantial resources and/or to discontinue certain service offerings. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the growth of Internet use. While the Company carries liability insurance, it may not be adequate to fully compensate the Company in the event the Company becomes liable for information carried on or disseminated through its service. Any costs not covered by insurance incurred as a result of such liability or asserted liability could have a material adverse effect on the Company's business, results of operations and financial condition.

                           WAREHOUSING AND FULFILLMENT

The Company purchases a substantial majority of its products from Ingram Micro, the world's largest wholesale distributor of High Technology Products. The Company also has a retailer agreement with Merisel, another High Technology Products Major Distributor. The Company had introduced its' own brand of NoteBook Personal Computers, known as "Bolingo Notebook P.C.", which are currently marketed to the United States customers over the Internet.

The Company utilizes automated interfaces for sorting and organizing its orders, enabling it to achieve the most rapid and economic purchase and delivery terms possible. The Company's proprietary software selects the orders that can be filled via electronic interfaces with vendors and forwards remaining orders to its special orders group. Under the Company's arrangements with distributors, electronically ordered products often are shipped by the distributor within hours of a receipt of an order from Bolingo.com. The Company has developed customized information systems and trained dedicated ordering personnel who specialize in sourcing hard-to-find high technology products.

For the Electronic Drug Store, the Company has contracted with various drug repackaging companies to provide fulfillment capabilities for its respective clients.

                                   TECHNOLOGY

The Company has implemented an array of site management, search, customer interaction, transaction-processing and fulfillment services and systems using a combination of its own proprietary technologies and commercially available, licensed technologies. The Company's current strategy is to focus its development efforts on creating and enhancing the specialized, proprietary software that is unique to its business and to license commercially developed technology for other applications where available and appropriate.

The Company uses a set of applications for accepting and validating customer orders, organizing, placing and managing orders with suppliers, managing inventory, assigning inventory to customer orders and managing shipment of product to customers based on various ordering criteria. The Company's transaction processing systems handle millions of items, a number of different availability statuses, gift wrapping requests and multiple shipment methods and allow the customer to choose whether to receive single or several shipments based on availability. These applications also manage the process of accepting, authorizing and charging customer credit cards. The Bolingo.com Web site also incorporates a variety of search and database tools.

A group of systems administrators and network managers monitor and operate the Company's Web site, network operations and transaction processing systems. The continued uninterrupted operation of the Company's Web site and transaction processing systems is essential to its business and it is the job of the site operations staff to ensure, to the greatest extent possible, their reliability. The Company uses the services of two Internet service providers, Softaware Inc. and UUNET Network Inc., to obtain connectivity to the Internet over multiple dedicated lines. The Company's Servers are hosted at The Internet Building in Marina Del Rey, California and linked directly to the main Internet hub with an equivalent of "10" T1 lines connected, to provide maximum speed and efficient transaction processing.

                                   COMPETITION

The online commerce market, particularly over the Web, is new, rapidly evolving and intensely competitive. In addition, the retail high technology industry is intensely competitive. The Company's current or potential competitors include:
(i) various online computer hardware and software retailers included but not limited and vendors of other information-based products, including entrants into narrow specialty niches; (ii) a number of indirect competitors that specialize in online commerce or derive a substantial portion of their revenues from online commerce, through which retailers other than the Company may offer products; and
(iii) computer superstores, including CompUSA, Egg Head, PC Mall, and other large specialty high technology and integrated media corporations, many of which possess significant brand awareness, sales volume and customer bases. The
Company believes that the principal competitive factors in its market are Brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of editorial and other site content, reliability and speed of fulfillment. Many of the Company's competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company.

The Company anticipates competing directly and indirectly for subscribers, consumers, content and service providers, advertisers and acquisition candidates with the following categories of companies: (i) online services or Web sites targeted to the healthcare industry generally; (ii) publishers and distributors of traditional off-line media, including those targeted to healthcare professionals, many of which have established or may establish Web sites; (iii) general purpose consumer online services that provide access to healthcare-related content and services; (iv) public sector and non-profit Web sites that provide healthcare information without advertising or commercial sponsorships; (v) vendors of healthcare information, products and services distributed through other means, including direct sales, mail and fax messaging; and (vi) Web search and retrieval services and other high-traffic Web sites.

The Company does not have the contractual right to prevent its subscribers, other than physician members of Capnet IPA who are under obligation to utilize the Company's Website and services for information processing and medical transaction and certain promotional plans, from terminating their service or changing to a competing network. The Company believes that the principal competitive factors in attracting and retaining healthcare subscribers are the depth, breadth and timeliness of services and content, the ability to offer compelling content and services and brand recognition.

Other important factors in attracting and retaining healthcare professionals include ease of use, quality of service and cost. The Company believes that the principal competitive factors that will attract advertisers include price, the number of healthcare professionals who subscribe to Capnet.com, the aggregate traffic on Capnet.com's website, the demographics of the Company's subscriber and user bases and the creative implementation of advertisement placements.

For the Electronic Drugstore, the company believes that there are no competitors in medication management that offer a comprehensive solution with ease of use, accessibility, information content and value proposition comparable to the Company's. However, several organizations offer components that overlap with certain components of the Company's solutions and may become increasingly competitive with the Company in the future.

The Company faces competition from several types of organizations, including the following:
1.    Physician  practice  management  systems  suppliers.
2.    Electronic  medical  record  providers.
3.    Healthcare  electronic  data  interchange  providers.
4.    Point-of-care  dispensing  providers.
5.    Internet  pharmacies.

6.    Internet  information  providers.

For the Bolingo Hi-Tech Store, the Company's current or potential competitors include: (i) various online computer hardware and software retailers and vendors of other information based products, including entrants into narrow specialty niches; (ii) a number of indirect competitors that specialize in online commerce or derive a substantial portion of their revenues from online commerce, through which retailers other than the Company may offer products; and (iii) computer superstores, including CompUSA, Egg Head, Creative Computers, and other large specialty high technology and integrated media corporations, many of which possess significant brand awareness, sales volume and customer bases. The Company believes that the principal competitive factors in its market are brand recognition, selection, personalized services convenience, price, accessibility ,customer service, quality of search tools, quality of editorial and other site content, reliability and speed of fulfillment.

Many of the Company's competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company.

Certain of the Company's competitors may be able to secure merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to Web site and systems development than the Company. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. There can be no assurance that the Company will be able to compete successfully against current and future competitors.

The Company expects that competition in the online commerce market will intensify in the future. For example, as various market segments obtain large, loyal customer bases, participants in those segments may seek to leverage their market power to the detriment of participants in other market segments. In addition, new technologies and the expansion of existing technologies may increase the competitive pressures on online retailers, including the Company. For example, "shopping agent" technologies will permit customers to quickly compare the Company's prices with those of its competitors. Competitive pressures created by any one of the Company's competitors, or by the Company's competitors collectively, could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

                               REVENUE PROJECTIONS

For the year ended December 31, 1999, the Company realized a gross revenue of $1,392,919. This revenue was mostly from healthcare transactions management. It is envisioned that the Company will earn revenues in the form of commissions, management fees and advertising fees. It is anticipated that vendors will remit to the Company commissions ranging between 8% and 15% for product sales through the Company's website. In addition, banner advertising and website links are projected to generate revenues of $10.6 million per year by the fifth year of the Company's operations. Operating costs, including staff, technology, maintenance and selling and administrative are expected to be $1.0 million by the fifth year of the Company's operations.

As a result of the Company's limited operating history and the emerging nature of the markets in which it competes, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based largely on its investment plans and estimates of future revenues are to a large extent fixed. Sales and operating results generally depend on the volume of, timing of and ability to fulfill orders received, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company's planned expenditures would have an immediate adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, marketing or acquisition decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations. For example, the Company has agreed in certain of its promotional arrangements with Internet aggregators to make significant fixed payments. There can be no assurance that these arrangements will generate adequate revenues to cover the associated expenditures and any significant shortfall would have a material adverse effect on the Company's financial condition and results of operations.

The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include: (i) the Company's ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction; (ii) the Company's ability to acquire product, to maintain appropriate inventory levels and to manage fulfillment operations; (iii) the Company's ability to maintain gross margins in its existing business and in future product lines and markets; (iv) the development, announcement or introduction of new sites, services and products by the Company and its competitors; (v) price competition or higher wholesale prices in the industry;

(vi) the level of use of the Internet and online services and increasing consumer acceptance of the Internet and other online services for the purchase of consumer products such as those offered by the Company; (vii) the Company's ability to upgrade and develop its systems and infrastructure and attract new personnel in a timely and effective manner; (viii) the level of traffic on the Company's Web site; (ix) technical difficulties, system downtime or Internet brownouts; (x) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure;
(xi) the number of popular high technology products introduced during the period; (xii) the level of merchandise returns experienced by the Company;
(xiii) governmental regulation and taxation policies; (xiv) disruptions in service by common carriers due to strikes or otherwise; and (xv) general economic conditions and economic conditions specific to the Internet, online commerce and the high technology products industry.

The Company expects that it will experience seasonality in its business, reflecting a combination of seasonal fluctuations in Internet usage and traditional retail seasonality patterns. Internet usage and the rate of Internet growth may be expected to decline during the summer. Further, sales in the traditional retail high technology industry are significantly higher in the fourth calendar quarter of each year than in the preceding three quarters. For the healthcare transaction business, the company anticipates seasonal variation in memberships of the contracted health plans, especially at the beginning of the fiscal year, during the period of open enrollments.

Due to the foregoing factors, in one or more future quarters the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the common stock would likely be materially adversely affected.

Item  2.   Properties

The Company's corporate offices are located at 900 Wilshire Boulevard, Suite 500, Los Angeles, California 90017. The Company is required to pay $2,270.67 per month rental. The Company was required to make a lease deposit of $4,541.34. The lease expires on February 28, 2001. The telephone number is
(213) 627-8878. The Company has additional office space located at 1601 Centinela Avenue, Inglewood, California 90302. The Company is required to pay $2,300.00 per month rental. The Company was not required to make a lease deposit. This lease is on a three-month renewal basis.

Other property and equipment are stated at cost. Acquisitions having a useful life in excess of one (1) year are capitalized. Repairs and maintenance are expensed in the year incurred. Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets, normally five (5) to seven (7) years.
Property and equipment consists of the following as of December 31, 1999 and 1998 and is summarized as follows:

                                                1999            1998
                                               =====           =====
Computer  Equipment                              $56,419      $    -
Leasehold  Improvements                            6,500           -
Office  Furniture  &  Fixtures                    36,603         825
Office  Equipment                                  7,169           -
Software                                           6,756           -
Medical  Equipment                                 5,391           -
Less:  Accumulated  Depreciation                  96,126           -
                                                 -------     -------
                                                 $22,712      $  825
                                                 =======     =======

Item  3.   Legal  Proceedings

The Company knows of no litigation pending, threatened or contemplated, or unsatisfied judgments against it, or any proceedings in which the Company is a party. The Company knows of no legal actions pending or threatened or judgment entered against any officer or director of the Company in his capacity as such. There has been to date no petition under the bankruptcy act or any state insolvency law filed by or against the Company or its officers, directors or other key personnel.

Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders

Annual shareholders meeting has been scheduled for January 7, 2000. The agenda items includes among other things, the election of new board of directors, approval of the registrant's Stock Option Plan, and the appointment of Andrew M. Smith, CPA, as the registrant's independent auditor for the year.

PART  II

Item  5.   Market for Registrant's Common Equity and Related Stockholder Matters

The Common Stock is currently quoted on the OTC Bulletin Board, maintained by the National Association of Security Dealers, Inc. ("NASDAQ") under the Symbol:
MEHO, and there is presently only a very limited market for the Common Stock. Historically the spread between the bid and asked price of the Company's Common Stock has been large, reflecting limited trading in the stock. The price range of the Company's Common Stock has varied significantly in the past months, ranging from a high bid of $7.50 and a low bid of $0.125 per share. The trading price for the Common Stock has fluctuated widely in the recent past. The above prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

At December 31, 1999, the company had approximately 125 shareholders of record for its common stock, not including shareholders whose Common Stock is held in "Street" names. The preferred shares have never been offered to the public, therefore have never been publicly traded.

Item  6.   Selected  Financial  Data

Cash and cash equivalents totaled $144,890 at December 31, 1999 compared to $6,176 at December 31, 1998. The increase in cash was due to business growth, expansion of Capnet Healthcare Transaction Management contract with the County of Los Angeles and consolidation of 51% interest in Intercare Diagnostics, Inc. The Company had net working capital of $740,452 at December 31, 1999 compared to $517,287 as at September 30, 1999. This increase in working capital was due to restructuring of long-term liabilities and the reduction of accounts receivable.

The selected financial data set forth above should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements notes thereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Liquidity  and  Capital  Resources  of  the  Company.

With the completion of the acquisition of the Capnet Group of Companies into the Company, the operations have changed significantly. Prior to the acquisition, the Company was in the capital formation stages and did not have any business operations. With the increased operations, however, there is also an increase in commitments and cash requirements. On September 18, 1999, the company acquired 51% of all the outstanding Common Stock of Intercare Diagnostics, Inc., in exchange for assumption of debt and services. This acquisition is accounted for in the current consolidated financial statement. On June 29, 1999, Dr. Anthony C. Dike joined the Company as Chairman and Chief Executive Officer. Under his employment agreement, the Company was to pay Dr. Dike a base salary of $12,000 per month. To date, the Company has not paid Dr. Dike any portion of his base salary that was calculated to $72,000.00 as of December 31, 1999. For the year ended, 1999, the Company has not accrued the salary payable to Dr. Dike, since he has agreed to forgive the liability. Anthony C. Dike, intends to begin collecting his salary beginning January 1, 2000. This could be in the form of common stock by exercising any of his available stock options, upon approval of the 1999 Stock Option plan by the shareholders.

Long-term cash requirements, other than normal operating expenses, are anticipated for the continued development of the Company's business plans. The Company will need to raise additional funds from investors in order to complete these business plans. There is no assurance that such funds will be available, and even when available, the terms may be very prohibitive.

Results  of  Operations

The Company generated revenues from operations of $1,392,919 during the year ended December 31, 1999. The acquisition of 51% of Intercare Diagnostics, Inc., was completed on September 18, 1999. The Company recorded a net profit from operations of $85,733 during the year ended December 31, 1999. For the three months ended December 31, 1999, the company generated a gross revenue of $416,385 as compared to gross revenue of $336,642 for the period ended in September 30, 1999. This represents a 123% increase in gross revenue during the fourth quarter of 1999.

Management anticipates that both the gross revenue and general operating expenses will increase, as it pursues vigorously its acquisition of new business opportunities and the integration of the existing ones.

There are no seasonal aspects of the Company's business that had, or are expected to have, a material effect on the financial conditions or results of operations.

Plan  of  Operations

The Company has undertaken the completion of a Private Placement pursuant to Regulation D, Rule 506 of the Securities and Exchange Commission. As of December 31 1999, no unit of the offering has been sold, nor has any warrant been issued.

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

This program has been under development since 1994, and has undergone rigorous testing prior to current deployment. The software program was originally developed in 1993 as a cross-platform software program (Microsoft Windows and Macintosh) by Intercare Diagnostics Inc. (A world-renowned biomedical software development company) utilizing Microsoft FoxPro Software Development tool.

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

So far the following contracted health plan partners, LA Care Health Plan, County of Los Angeles Community Health Plan, Blue Cross of California, Care1st Health Plan and Molina Medical Centers, have been connected to the Network as of January 1999. This newly released version will allow Capnet contracted physicians and hospitals to utilize the program at no cost, while other non-affiliated healthcare providers can only log on to the network on fee-based transaction arrangements.

In the future, the company intends to market this program to other non-affiliated healthcare organizations on a fee-based transaction module. As of this report, no sales agreement for use of the software have been signed by any non-affiliated healthcare organization, and there can be no assurance that any such market exists for the software.

On September 18 1999, the Company acquired 51% of Intercare Diagnostics, Inc., a United States FDA-registered, world renowned biomedical software manufacturing and publishing company with over 5-Multimedia software titles in the market, namely:


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

This acquisition was consummated in exchange for certain debts to be assumed by the company and other services to be performed by the company as contained in the Stock Purchase Agreement dated September 18 1999, filed with SEC on the Form 8K submitted on September 20, 1999 and Form 8-K/A submitted in October 25, 1999.

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

NetSales, Inc., one of the oldest and most trusted providers of outsourced e-commerce services, enables companies to do business via the Internet by developing secure, client-branded e-commerce sites. Under the exclusive ESD services agreement with Ingram Micro, Netsales will work directly with software publishers who are not currently part of the Ingram Micro channel to ESD-enable products for distribution through Ingram Micro's channel of participating online resellers, including some of the Internet's largest and most popular online stores.

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

The company had entered into similar agreement earlier, with DigitalRiver, Inc., in which DigitalRiver will market the company's software program through major retailers such as CompUSA, WalMart, and other Internet software resellers. As of this writing, there has not been any significant sales reported, but management believes that such sales will occur as soon as more funds are committed to promotion and marketing of the software program. There can be no assurance that the company will be able to sustain an extensive marketing campaign, if it is unable to raise additional capital for such an effort, and even if the funds were to be available, there can be no assurance that the terms for such level of funding will be favorable to the Company or could be consummated without incurring an additional dilution of the Company's Common Stock.

On October 8 1999, a term-sheet for a funding agreement was signed with Charter Financial Corp., located in Lakewood, Colo., to provide funding for the company's accounts receivable with regard to an anticipated acquisition. Charter Financial will provide approximately $15 million to the company. The amount is based upon a formula determined by the value of the accounts receivable. The discount rate will range from 7.75% to 11%, depending upon payers and timeliness of payments. The agreement will cover all accounts receivable with contract terms of 30 days or more, free and clear of all liens and encumbrances. All terms are subject to due diligence review. The Company entered into a minimum of a one-year contract with Charter Financial.

On November 26, 1999, CAPNET.com Electronic Drugstore, a division of Meridian Holdings, Inc., executed an exclusive electronic commerce agreement with BioSynergy Nutriceuticals, Inc. Under the terms of this agreement BioSynergy will become the exclusive supplier of all the dietary supplements relating to CAPNET.com's natural foods and vitamins business line. CAPNET.com intends to become a leader in the $25.8 billion natural foods industry. The industry has enjoyed a better than 20% annual growth rate for five consecutive year, according to Nutrition Business Journal.

BioSynergy Nutriceuticals Inc. (http://www.bio-synergy.com),  based in Sausalito
                                --------------------------
California, is a supplier of raw materials and secondary ingredients to the dietary supplement industry. The company has recently developed strategic relationships with scientists at VA Medical Center, UCLA and Harvard in addition to food science labs, that will help the company patent nutriceuticals for its own line.

On December 10, 1999 the Company announced a 1 to 100 dividend distribution of Intercare.com shares of common stock to all its existing shareholders of record as of December 30, 1999. Also on the same day, the company announced the acquisition of 20% interest in CGI Communications Services, Inc., a specialized Internet and Intranet services provider.

On December 31, 1999, the Company announced that on behalf of its subsidiaries and affiliated companies, it has submitted a proposal to the National Aeronautics and Space Administration (NASA) for commercialization of NASA's state-of-the-art Video Image Stabilization and Registration (VISAR) technology and video game biofeedback software technology.

The Company intends to utilize the VISAR technology in various Internet applications to enhance clarity and registration of electronically transmitted photographs and graphics, and the biofeedback technology initially to complement its proprietary technology for use in Internet-based biofeedback, self-regulation training, neuromuscular reeducation, and telemedicine. Additional applications of both technologies are contemplated, with approximately $1 million having been allocated for product development.

The Company's proposal to NASA represents an excellent opportunity to make 'highest and best use' of a technology that dovetails elegantly and seamlessly with our existing technologies, the demand for which is increasing steadily with the proliferation of the Internet. We are exceptionally enthusiastic about the potential and look forward to a determination by NASA during the first half of 2000.

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

Item  7A.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk

The Company's securities may be deemed "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Act of 1934, as amended, since the average bid price has remained consistently below $2. Such a designation could have a material adverse effect on the development of the public market for shares of the Company's common stock or, if such a market develops, its continuation, since broker-dealers are required to personally determine whether an investment in such securities is suitable for customers prior to any solicitation of any offer to purchase these securities. Compliance with procedures relating to sale by broker-dealers of "penny stock" may make it more difficult for purchasers of the Company's common stock to resell their shares to third parties or to otherwise dispose of such shares.

Item  8.   Financial  Statements  and  Supplementary  Data
          See Exhibit A "Independent Accountant's Report" incorporated by reference.

Item  9.   Changes  in  and  Disagreements  With  Accountants  on Accounting and
Financial
          Disclosures.

There have been no changes in, or disagreement with, the Company's independent accountant. The company's principal independent accountant has not resigned or been dismissed. During January 1999, Mr. Andrew M. Smith, Certified Public
Accountant, was engaged as the principal accountant to audit the Company's financial statements. Mr. Andrew M. Smith, CPA, has been recommended by the board of Directors to serve as the Company's independent auditor for the year ended 1999. The matter has been presented to the shareholders for a vote, and he is assured to be elected by the majority of the shareholders during the next coming annual meeting.


PART  III

Item  10.  Directors  and  Executive  Officers  of  the  Registrant

The Board of Directors, which consists of five directors, three of which are outside members and two of which are officers of the Company, establishes the general compensation policies of the Company and the compensation plans and specific compensation levels for executive officers. The Company does not have a separate Compensation Committee of its Board of Directors. The Company's objective is to ensure that executive compensation be directly linked to ongoing improvement in corporate performance and increasing shareholder value. The following objectives are guidelines for compensation decisions: Job Classification. The Company assigns a job grade to each salaried position, and each job grade has a salary range, which is based on national salary surveys. These salary ranges are reviewed annually to determine parity with national compensation trends, and to ensure that the Company maintains a competitive compensation structure. Competitive Salary Base. Actual salaries are based on individual performance contributions within a competitive salary range for each position established through job evaluation and market comparisons. The salary of each corporate officer is reviewed annually by the Board of Directors. Stock Option Programs. The purposes of the Company's ESOP and SOP are to provide additional incentives to employees to work to maximize shareholder value. The ESOP is open to all full-time employees of the Company and the SOP is open to participation by key employees and other persons as determined by the Board, based upon a subjective evaluation of the key employee's ability to influence the Company's long-term growth and profitability. Stock options under the ESOP may be granted at the current market price at the time of the grant or under the SOP at prices as determined by the Board. With specific reference to the Chief Executive Officer, the Board attempts to exercise great latitude in setting salary and bonus levels and granting stock options. Philosophically, the Board attempts to relate executive compensation to those variables over which the individual executive generally has control. The Chief Executive Officer has the primary responsibility for improving shareholder value for the whole Company. The Board believes that its objectives of linking executive compensation to corporate performance results in alignment of compensation with corporate goals and shareholder interest. When performance goals are met or exceeded, shareholder value is increased and executives are rewarded commensurately. The Board believes that compensation levels during 1998/1999 adequately reflect the Company's compensation goals and policies. In 1993, the Internal Revenue Code was amended to add section 162(m), which generally disallows a tax deduction for compensation paid to a company's senior executive officers in excess of $1 million per person in any year. Excluded from the $1 million limitation is compensation which meets pre-established performance criteria or results from the exercise of stock options which meet certain criteria. While the Company generally intends to qualify payment of compensation under section 162(m), the Company reserves the right to pay compensation to its executives from time to time that may not be tax deductible.

The Company will compensate the members of the Board of Directors for each meeting he/she attends, in the amount of $400 cash or equivalent in the form of the Company's Common Stock at the fair market value.

Term  and  Classification  of  Board  of  Directors

The Board of Directors has determined that there will be two Classes of Directors (Class A and Class B). Class A Directors are also officers of the Company. Class B Directors are outside directors. The full Board shall consist of five directors. Directors are elected each year for one-year term, except for Class "A" directors, who are elected for a period of three years. The stockholders will elect five directors for the coming year.

The business of the Company is managed under the direction of the Board. The Board members will serve until their successors are elected at the 2000 Annual Meeting, unless they earlier resign or are removed as provided in the Bylaws.

At present, the Board of Directors has no standing committees. The Board may, at its discretion, designate one or more standing committees as are necessary in the future to help manage the business and affairs of the Company.

The following is the list of members of the board of directors scheduled to be elected during the shareholders annual meeting scheduled for January 7, 2000.

Anthony C. Dike, MD., age 45 years--Dr. Dike has been the Chairman of the Board, Chief Executive Officer and President of the Company since May 25, 1999. Dr. Dike is a physician by training and an entrepreneur who has funded and developed various start-up high technology businesses from inception to fruition through his private investment firm, MMG Investments, Inc., a California Corporation. He is the founder of CGI Communications Services, Inc. , a specialized Internet, Intranet and Extranet services provider; Bolingo.Com, the world's largest high technology store; Capnet.Com, and Capnet Gateway Online Services, an Internet Portal that provides a one-stop-center for information regarding Healthcare, High-Technology and Humanity; Bdifair.com , an Internet auction website, PricePickers.Com, and Internet-based general merchandise store, Capnet IPA- an Internet-based healthcare transaction management company. Capnet IPA has service agreements in place with over seven payors, 15 community hospitals, four teaching hospitals and 500 participating physicians in the Greater Los Angeles County. Dr. Dike is also the founder of Meridian Medical Enterprises Corporation, Meridian Health Systems P.C, and
Meridian  Medical  Group, P.C.  In 1991, Dr. Dike founded Intercare Diagnostics,
Inc., a United States Food and Drug Administration (USFDA) registered Biomedical software manufacturing company, with over five multimedia healthcare related software programs in the market. He also pioneered the design and development of the Mirage Systems Biofeedback Software program, the first United States Food and Drug Administration approved software-only program for biofeedback, self-regulation and relaxation training. Dr. Dike has served in various capacities as a consultant to the United States Department of Education Office of Special Education grant applications peer review panel, where he was recently appointed to serve in the standing panel for the next three years. Dr. Dike served as a consultant to the United Nations "TOKTEN" (Transfer of Knowledge by Foreign Nationals) Program for the United Nations "Sustainable Human Development Projects" in Africa in 1997.

James L. Kyle III, MD. M-Div, Dr. Kyle III, age 42 years--- Dr. Kyle has been the Director and Secretary of the Company since August 9, 1999. Dr. Kyle is currently the Interim Dean of Charles R. Drew University of Medicine and Science, Los Angeles, California. Prior to this appointment, he was the Chief Medical Officer and Director of Clinical Business Development of the University since March 1996. Dr. Kyle was the President and Chief Executive Officer of
Sharp Health Plan and a Vice President, Community Care Division of Sharp Healthcare from March 1994 through March 1996. During the period from June 1990 through March 1994, Dr. Kyle started and maintained a private practice of internal medicine in Long Beach, California. Dr. Kyle received his Bachelor of Arts degree in Religion from Loma Linda University and his Masters of Divinity from Andrews Theological Seminary. Dr. Kyle received his Medical Degree from UCLA in 1987. Dr. Kyle performed his residency at UCLA, Department of Medicine and received his California Medical License in 1988.

James W. Truher. Mr. Truher, age 63 years---Mr. Truher has been a Director of the Company since August 19, 1999. Mr. Truher has over 40 years management and engineering experience in the telecommunications industry. He is currently, the Chairman and Chief Executive Officer of Superwire.Com, an Internet services and content provider company. Mr. Truher owns Columbia Management Corp., a telecommunications services and investment company. Mr. Truher also serves as a principal of Sanga International, Inc., one of the top five leading Java Software Partners of Sun Microsystems, Inc. In 1988, Mr. Truher founded and served as Chairman of the Board and Chief Executive Officer of SelecTel Corporation, which prior to a merger with a public company, was an AT&T Co-Marketing Partner and system integration company. Mr. Truher then served as Chairman and Chief Executive Officer of two publicly traded NASDAQ telecom companies and has worked extensively with foreign PTT telephone companies. In 1981, Mr. Truher founded and was the Chief Executive Officer of Polaris Intelcom, the first shared tenant service company in California.

Scott W. Wellman, Esq---Mr. Wellman, age 46, became a director of the Company in October 1999, Mr. Wellman is a senior partner of a law firm Wellman & Warren, LLP in Irvine, California, specializing in business law and complex business litigation with particular emphasis in securities matters, regulatory enforcement matters, unfair competition, real estate, and international business transactions. A graduate of University of California, Los Angeles, with BA in Mathematics, Scott Wellman received his Juris Doctor as well as his Masters degree in Economics in 1978 from the University of Southern California. Mr. Wellman serves as an Adjunct Professor of Law at Whittier Law School, where he teaches international business litigation and international transactions. Mr. Wellman has been a lecturer and/or guest panelist for numerous seminars, and has authored several publications.

Marcellina Offoha, Ph.D.---Ms. Offoha, age 45, became a director of the Company in October 1999, Ms. Offoha has extensive experience in teaching and counseling. Ms. Offoha has taught at several universities such as Shaw University, Ithaca College, State University of New York, Philadelphia College of Pharmacy & Science, Temple University, and Morgan State University. Ms. Offoha holds a Ph.D. in Sociology from Temple University, Philadelphia, Pennsylvania.

There  are  no  family   relationships   between   any  directors  or  executive
officers.

The election of the nominees requires the affirmative vote of a majority of the shares of Common Stock represented at the Annual Meeting and entitled to vote thereon.

Meetings  and  Committees  of  the  Board  of  Directors

During the fiscal year ended December 31, 1999, the Company's Board of Directors acted seven times by a unanimous written consent in lieu of a meeting.

Executive  Officers

The  executive  officers  of  the  Company  are  as  follows:

Anthony  C.  Dike,  M.D.     Chairman/CEO  and  CFO

Russ  A.  Lyon             Chief  Technology  Officer


Item  11.  Executive  Compensation.

The table below shows information concerning the annual and long-term compensation for services in all capacities to the Company for the Chief Executive Officer and other full-time employee executive officers of the
Company:
                               Annual Compensation


Name              Year     Salary     Bonus   Stock  Option   All  Other
                                                             Compensation
Anthony  C.  Dike  1999   $144,000(F1)      0               0            0

Russ  A.  Lyon     1999   $100,000    $25,000(F2)    500,000(F3)         0

F1: Payment of salary has been deferred until such time as the Company has sufficient capital to commence such payment.

F2: Executive shall be entitled to earn a bonus with respect to each year of the Term during which Executive is employed under the Employment Agreement up to $25,000 (prorated for partial years) based upon the following criteria:
a) $15,000 if the Company meets its business plan as established by the Board of Directors for the year in question (as established by the Board
of  Directors)  and   does  not   exceed  its  capital  budget  for  such  year;
b) an additional $5,000 if the Company exceeds its business plan by at least five percent (5%), and
c) the remaining $5,000 at the discretion of the Board. For purposes of determining whether the Company has met its business plan, income and expense relating to acquisitions and new projects made during the year shall be disregarded unless such acquisitions or projects were included in the business plan for the year and the plan shall be equitably adjusted for divestitures made during the year not contemplated by the business

F3: As an additional element of compensation to Executive, in consideration of the services to be rendered hereunder, the PARENT COMPANY shall grant to Executive options to purchase 500,000 restricted shares of the PARENT COMPANY'S common stock, 150,000 of which shall have an exercise price equal to the fair market value of such stock on the date hereof, and the remaining 350,000 options which represents a signing bonus of 200,000 shares, and the first year option of 150,000 restricted shares of common stock shall have an exercise price of $0.50/share (175,000 Dollars). The terms and conditions of such options shall be governed by a Stock Option Agreement between the Company and Executive, as earlier filed in the proxy statement, incorporated herein by reference.

Item  12.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

The following table sets forth, as of December 31, 1999 to the extent known to the Company, certain information regarding the ownership of the Company's Common Stock by (i) each person who is known by the Company to own of record or beneficially more than five percent of the Company's Common Stock,
(ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

NAME  AND  ADDRESS  OF                       AMOUNT  AND  NATURE  OF
BENEFICIAL  OWNER                 TITLE    BENEFICIAL  OWNERSHIP   STATUS   PERCENT OF CLASS
------------------------------  --------  --------------------  --------  -----------------

ANTHONY C. DIKE, M.D.           DIRECTOR            25,000,000  ACTIVE                  80%

JAMES L. KYLE III, M.D.         DIRECTOR                -       ACTIVE                    -

JAMES W. TRUHER                 DIRECTOR                -       ACTIVE                    -

SCOTT W. WELLMAN, ESQ.          DIRECTOR                -       ACTIVE                    -

MARCELLINA OFFOHA, PH.D         DIRECTOR                 2,500  ACTIVE               0.001%

CGI COMMUNICATIONS SERVICES, INC.                    4,000,000                          12%

MMG INVESTMENTS, INC.                                1,000,000                           3%

ELIZABETH CAMPOS                                       211,000                         0.6%

ALL DIRECTORS AND OFFICERS AS
A GROUP (FIVE PERSONS)                              25,002,500                          80%
CHARLES OKEHIE                  DIRECTOR               650,000  RESIGNED                 2%

Item  13.  Certain  Relationships  and  Related  Transactions

On September 18, 1999, the board of directors approved the acquisition of 51% of Intercare Diagnostics, Inc. This acquisition involved the registrant assuming certain debts of Intercare Diagnostics, Inc. MMG Investments, Inc., was issued 1,000,000 shares of the registrants common stock as a form of payment for $500,000 debt owed by Intercare Diagnostics, Inc. The fair market value of the registrant's common stock on the date of said transaction was an average bid price of $0.50 per share. Anthony C. Dike, the Chairman and CEO of the registrant, is also the principal of MMG Investments, Inc.

On December 10, 1999, the board of directors approved the acquisition of 20% of CGI Communications Services, Inc., in exchange for an equity investment of an aggregate of $12,000,000, over a 5-year period. A fairness opinion was obtained from Mr. Andrew M. Smith, CPA, an independent accountant for the registrant, regarding the contemplated transaction. Anthony C. Dike, the Chairman and CEO of the registrant, is also a principal shareholder of CGI Communications Services, Inc.

On December 30, 1999, the board of directors authorized the issuance of 4,000,000 of the registrants shares of common stock in consideration for the 20% of the net interest in CGI Communication Services, Inc. At the date of the transaction the company's shares opened at a price of $3 per share. Since September 1, 1999 the company's shares have sold within a range of $.25 to $3.25 per share (an average of $.97 per share) Because of the limited trading history of the Company, the six month average was deemed to be a fair valuation of the transaction. The shareholders of CGI Communication services were also issued warrants to purchase an additional one million shares of common stock at $2 per share over a five year period as a hedge against any fluctuation of the share price of the common stock in the immediate future. These warrants will expire on December 30, 2004.

PART  IV


Item                             Description

Exhibit  A                       Independent  Auditors  Financial  Statement  and
                                 Schedules
Exhibit  B                       Reports  of  Form  8-K
                                 On  December  10,  1999,  the  registrant  filed a
                                 Form-8K with  the  SEC,  reporting  on  Items  2  and
                                 5.(Incorporated herewith  by  reference)

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN  HOLDINGS,  INC.

DATE:  December  31,  1999
                                            By:  /s/  Anthony  C.  Dike
                                                 ----------------------
                                                  Anthony  C.  Dike
                                            Chief  Executive  Officer  and
                                            Chief  Financial  Officer

                                    Exhibit A
               Independent Auditors Financial Report and Schedules
















                             Meridian Holdings, Inc.



                              Financial Statements
                        And Independent Auditor's Report
                                December 31, 1999

                             Meridian Holdings, Inc.




                    Table  of  Contents


                                                                  Page
Independent  Auditor's  Report                                    F-1
Audited  Financial  Statements:
Balance  Sheet                                                    F-2
Statements  of  Operations                                        F-3
Statements  of  Changes  in  Stockholders'  Equity                F-4
Statements  of  Cash  Flows                                       F-5
Notes  to  Financial  Statements                                  F-6

INDEPENDENT  AUDITOR'S  REPORTTo  the  Board  of  Directors
Meridian Holdings, Inc.We have audited the accompanying balance sheet of Meridian Holdings, Inc., as of December 31, 1999 and the related statements of stockholders' equity and cash flows for the year then ended. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meridian Holdings, Inc., as of December 31, 1999 and the results of their operations and their cash flows for the year then ended, in conformity with generally-accepted accounting principles.


ANDREW  M.  SMITH
CERTIFIED  PUBLIC  ACCOUNTANT
3711  Long  Beach  Blvd,  Suite  809
Long  Beach,  Ca  90807
(562)  427-3887
(562)  592-6927-Fax
andrews380@aol.com

February  11,  2000

                             Meridian Holdings, Inc.
                                  Balance Sheet
                                As At December 31



                                                                                                1999                     1998
                                                                                               ======                  ======

ASSETS

Current assets
    cash                                                                                          144,890               6,176
    Accounts Receivable (Note 4 )                                                                 237,466                   -
    Less: Allowance for  Doubtful Accounts                                                        (77,194)                  -
                                                                                                 --------              ------
             Total Current Assets                                                                 160,272                   -
    Inventories                                                                                     4,806                   -
    Prepaid Expenses                                                                                4,541                   -
                                                                                                ---------              ------
Total Current Assets                                                                              314,510               6,176
                                                                                                =========              ======
Property, Plant, and Equipment
    Net Accumulated Depreciation (Note 5)                                                          22,712                 825

Other Assets
    Organizational Cost                                                                                 -              10,524
    Investments (Note 3). . . . . . . . . . . . . . .                                           3,880,000                   -
                                                                                               -----------            -------
           Total  Assets                                                                  $     4,217,222   $          17,525
                                                                                               ==========             =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accrued liabilities                                                                           100,047               2,000
                                                                                                  -------              ------
           Total Current Liabilities                                                              100,047               2,000

Long term liabilities                                                                             143,970               2,000
                                                                                                 --------              ------
           Total Liabilities                                                                      244,017                   -
                                                                                                 ========              ======
Liabilities and Stockholders' Equity

Stockholders'  Equity
    Common stock (50,000,000 shares authorized
    par value 0.001 ; 31,157,500  shares issued and
    Outstanding) (Note 2)                                                                          31,157                 650
    Additional paid-in capital                                                                  3,856,315               2,874
    Common Stock Subscribed                                                                                            12,000
Retained Earnings                                                                                  85,733                   -
                                                                                               ----------             -------
           Total Stockholders' Equity                                                           3,973,205              15,524
                                                                                                ----------            -------
Total Liabilities & Equity                                                                $     4,217,222              17,524
                                                                                                =========             =======


The  accompanying  notes  are  an  integral  part  of  this  statement.

                             Meridian Holdings, Inc.
                               Statement of Income

                          For  the  year  ended  December  31,


                            1999             1998
                            ======           =====
Revenues . . . . . . . . $  1,392,919     $      -
Less: Cost of Revenues .      (652,467)          -
                             ---------     -------
          Gross Margin .       740,452           -

Operating Expense. . . .       638,526           -

Other Income and Expense       (16,194)          -
                              --------     -------
          Net Income . .  $     85,733           -
                              =========    =======



The  accompanying  notes  are  an  integral  part  of  this  statement.

                             Meridian Holdings, Inc.
                   Statement of Changes in Stockholders Equity
                     For the period ended December 31, 1999



                                                              Common
                         Retained     Common     Paid in       Stock
                         Earnings      Stock     Capital     Subscribed        Total
                        ==========    =======    ========    ==========      =======
Bal October 13, 1998.  $          -  $       -  $        -  $         -   $        -

Net Income. . . . . .             -          -           -            -            -

Common Shares Issued                       650       2,874            -        3,524

Subscribed Shares . .             -          -           -       12,000       12,000
                        -----------   --------   ---------    ---------    ---------

Bal December 31, 1998  $          -  $     650  $    2,874  $    12,000   $   15,524
                        ===========   ========   =========    =========    =========
Net Income. . . . . .        85,733                                           85,733

Common Shares Issued.             -     30,508   3,910,326      (12,000)   3,928,834
                            -------   --------   ---------   ----------    ---------
Bal December 31, 1999        85,733     31,158   3,913,200            -    4,030,090
                            =======    =======    ========    =========    =========


The  accompanying  notes  are  an  integral  part  of  this  statement.

                             Meridian Holdings, Inc.

                              Statement of Cash Flow
                         For the Year  ended December 31

<BTB>                                                         1999          1998
                                                              ====          ====
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (loss). . . . . . . . . . . . . . .  $     85,733   $        -
      Adjustments to reconcile net loss to net cash
      used in operating activities:

(Increase) Decrease in
      Accounts receivables . . . . . . . . . . . . .      (160,272)        (900)
      Inventories. . . . . . . . . . . . . . . . . .        (4,806)           -
      Prepaid Expenses . . . . . . . . . . . . . . .        (4,541)           -

      Increase(Decrease) in
      Accounts Payables. . . . . . . . . . . . . . .        98,047        1,000
                                                          --------      -------
NETCASH USED IN OPERATING ACTIVITIES . . . . . . . .        14,160          100

CASH FLOW FROM INVESTING ACTIVITIES
      Acquisition of Fixed Assets. . . . . . . . . .       (21,887)        (825)
      Organization Costs . . . . . . . . . . . . . .        10,524       (9,524)
                                                         ---------      -------
NET CASH USED IN INVESTING ACTIVITES . . . . . . . .       (11,363)     (10,349)

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from sale of stock . . . . . . . . . .             -       16,424
     Repayment of debt . . . . . . . . . . . . . . .        (8,052)           -
     Proceeds from long term debt. . . . . . . . . .       143,970            -
                                                          --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . .       135,918       16,424

     Increase (Decrease) in cash . . . . . . . . . .       138,715        6,175
CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . .         6,175            -
                                                        ----------   ----------
CASH AT END OF PERIOD. . . . . . . . . . . . . . . .  $    144,890   $    6,175
                                                        ==========    ==========

SUPPLEMENTAL  SCHEDULE  OF  NON  CASH  INVESTING  AND  FINANCING  ACTIVITIES

Fair  value  of  common  stock  to  acquire  investee                 $3,880,000

The  accompanying  notes  are  an  integral  part  of  this  statement.

                             Meridian Holdings, Inc.
                          Notes to Financial Statements
                                December 31, 1999

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

Nature  of  Operations
Meridian Holdings, Inc. (NASDAQ: Bulletin Board - MEHO) was incorporated under the laws of the State of Colorado on October 13, 1998. The Company is an Internet based company with special emphasis on e-commerce. The Company's activities have been limited to capital formation and the development of a business plan. The Company became fully reporting under Securities & Exchange Commission guidelines on March 31, 1999. Meridian Holdings, Inc., acquired the Capnet Group of Companies on May 25, 1999. Meridian Holdings, Inc., is a technology and Internet-centric holding company which identifies, acquires, operates and manages business-to-business companies . Meridian Holdings, Inc., currently focuses on companies engaged in e-commerce, e-communication, and e-business services. The Company generally acquires ownership interests in companies that allow it to have a significant influence over their direction and management over the long-term. Meridian Holdings, Inc., assigns a dedicated team to each partner company and actively assists its partner companies in their management, operations and finances. The Company seeks to maximize shareholder value by actively providing operational assistance and expertise to help its partner companies grow and develop and by giving its shareholders the opportunity to participate in the initial public offerings of its partner companies while retaining a significant ownership interest after the initial public offering. Its network of partner companies creates an environment through which companies can leverage one another's information technology, operational experience, business contacts and industry expertise.

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

The Company has established one class of preferred stock, one class of common stock and has established two classes of warrants. 1,000,000 Class "A" Redeemable Common Stock Purchase Warrants have been established, exercising into Common Shares at an exercise price of $3.00 per share. 1,000,000 Class "B" Redeemable Common Stock Purchase Warrants have been established, exercising into Common Shares at an exercise price of $4.50 per share. There were no Warrants issued or options outstanding as of December 31, 1999.

The Common Shares each have voting rights, with par value $0.001 per share and no preference rights. As of December 31, 1999, there were 31,157,500 Common Shares of the Company issued and outstanding. There were no Preferred Shares issued or outstanding. One million shares of Company's Common Stock were issued to MMG Investments, Inc., at the fair market value of $0.5 per share on the day of excise, to satisfy the debt of $500,000 incurred from the acquisition of 51% of Intercare Diagnostics, Inc. On August 26th, pursuant to 1998 Stock Option Plan, the board of directors authorized the issuance of 200,000 restricted shares of common stock to one of it's employees at $0.125 per share being the fair market value of the Company's common stock on the date of exercise.

NOTE  3  -  Business  Combinations

The Company completed the acquisition of the Capnet Group of Companies on May 25, 1999. On September 18th 1999, the Company acquired 51% of all the outstanding Common Stock of Intercare Diagnostics, Inc., a California
Corporation, in exchange for services and assumption of certain debts of Intercare Diagnostics, Inc. The financial statements for the year ended December 31, 1999 have been prepared to reflect a consolidation of the 51% equity interest in Intercare Diagnostics, Inc.

On December 10, 1999, the company agreed to acquired 20% equity interest in CGI Communications Services, Inc., for common stock. On December 30, 1999, the board of directors authorized the issuance of 4,000,000 of the registrants shares of common stock in consideration for the 20% of the net interest in CGI Communication Services, Inc. At the date of the transaction the company's shares opened at a price of $3 per share. Since September 1, 1999 the company's shares have sold within a range of $.25 to $3.25 per share (an average of $.97 per share) Because of the limited trading history of the Company, the six month average was deemed to be a fair valuation of the transaction. The shareholders of CGI Communication services were also issued warrants to purchase an additional one million shares of common stock at $2 per share over a five year period as a hedge against any fluctuation of the share price of the common stock in the immediate future. These warrants will expire on December 30, 2004.

NOTE  4  -  Accounts  Receivable

As at December 31, 1999, accounts receivable represented (1) the residual amount of fees earned and reasonably expected to be collected. One of the registrant's major contracted Health Plan, has made some payments on behalf of the registrant for services rendered to the assigned members of the contracted Health Plan, without the knowledge of the registrant under the "Incurred But Not Reported"
(IBNR) clause in the contract. Included in the allowance for doubtful accounts of $77,194, is the "Incurred But Not Report" expense. Management is making every effort possible to collect the outstanding fees.

NOTE  5  -  Property  Plant  &  Equipment

Property and equipment are stated at cost. Acquisitions having a useful life in excess of one (1) year are capitalized. Repairs and maintenance are expensed in the year incurred. Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets, normally five (5) to seven
(7)  years.
Property and equipment consists of the following as of December 31, 1999 and 1998 and is summarized as follows:

                                    1999      1998
                                   =====     =====
Computer Equipment . . . . . .  $ 56,419         -
Leasehold Improvements . . . .     6,500         -
Office Furniture & Fixtures. .    36,603  $    825
Office Equipment . . . . . . .     7,169         -
Software . . . . . . . . . . .     6,756         -
Medical Equipment. . . . . . .     5,391         -
Less: Accumulated Depreciation    96,126         -
                                 -------   -------
                                $ 22,712  $    825
                                 =======   =======

NOTE  7  -  INCOME  TAXES

Operating  Loss  and  Tax  Credit  Carryforwards

The Company has loss carryforwards totaling $906,336 that may be offset against future taxable income. If not used, the carryforwards will expire as follows:


                   Year  2011     $329,768
                   Year  2012      576,568
                                  --------
                        Total     $906,336
                                  ========

As a result of the above carryforwards, there is no provision for income tax for the year ended December 31, 1999.

NOTE  8  -  EARNINGS  PER  SHARE

The Company has calculated the income per common share based upon 31,157,500 shares issued and outstanding. The net income per share was $0.0.

      EX-27.1
                             FINANCIAL DATA SCHEDULE


[ARTICLE]  5
[LEGEND]
This schedule contains summary financial information extracted from the December 31st, 1999 consolidated financial statements] and is qualified in its entirety by reference to such financial statements and the notes thereto. [/LEGEND]
[RESTATED]
[MULTIPLIER] 1

[PERIOD-TYPE]                               12-MOS
[FISCAL-YEAR-END]                      DEC-31-1999
[PERIOD-START]                         JAN-01-1999
[PERIOD-END]                           DEC-31-1999
[CASH]                                     144,890
[SECURITIES]                             3,888,000
[RECEIVABLES]                              237,466
[ALLOWANCES]                                77,194
[INVENTORY]                                  4,806
[CURRENT-ASSETS]                           314,510
[PP&E]                                     118,838
[DEPRECIATION]                              96,126
[TOTAL-ASSETS]                           4,217,222
[CURRENT-LIABILITIES]                      100,047
[BONDS]                                          0
[PREFERRED-MANDATORY]                            0
[PREFERRED]                                      0
[COMMON]                                    31,157
[OTHER-SE]                               3,973,205
[TOTAL-LIABILITY-AND-EQUITY]             4,217,222
[SALES]                                  1,392,919
[TOTAL-REVENUES]                         1,392,919
[CGS]                                      652,467
[TOTAL-COSTS]                              638,526
[OTHER-EXPENSES]                            16,194
[LOSS-PROVISION]                                 0
[INTEREST-EXPENSE]                               0
[INCOME-PRETAX]                             85,733
[INCOME-TAX]                                     0
[INCOME-CONTINUING]                              0
[DISCONTINUED]                                   0
[EXTRAORDINARY]                                  0
[CHANGES]                                        0
[NET-INCOME]                                85,733
[EPS-BASIC]                                    0
[EPS-DILUTED]                                    0

<!-- EDIT LINE -->