Form 10KSB/A
period 1999-12-31
MERIDIAN HOLDINGS INC
filed 2000-02-17
CIK 1071758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D.  C.  20549

                                  FORM  10-KSB/A


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

The traditional system offered other incentives to use resources and services as long as the insurance companies paid the tab. This system provided an environment of free spending and was not very efficient from a business perspective. Physicians involved in this type of delivery system had very little incentive to control costs or provide needed healthcare within given budgets. Medicare adopted this spend thrift financing approach against the advice of some, but with the approval of many, who feared fixed budgets or pricing would restrict their ability to provide effective healthcare. Faced with unlimited demands, prospects for unlimited payment for the richest of our population (Physicians) started. And the race was on! Little time lapsed before growing healthcare cost burdens caused employers and government agencies to demand a change.

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

The following is the protocol for participating in the PricePickers.com and PricePickers.net bargain mall:

1. The Manufacturers Suggested Retail Price (MSRP) for the product will be listed (for example, $1,000.00).

2. Then a price range for which the product will be sold is programmed into the pricepicker.com price selection entry dialogue, say $400-$500.
     (not visible to  the  customer)

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

   On December 10, 1999 the Company announced a 1 to 5 dividend distribution of Intercare.com shares of common stock to all its existing shareholders of record as of December 30, 1999. Also on the same day, the company announced the acquisition of 20% interest in CGI Communications Services, Inc., a specialized Internet and Intranet services provider.

On December 31, 1999, the Company announced that on behalf of its subsidiaries and affiliated companies, it has submitted a proposal to the National Aeronautics and Space Administration (NASA) for commercialization of NASA's state-of-the-art Video Image Stabilization and Registration (VISAR) technology and video game biofeedback software technology.

The Company intends to utilize the VISAR technology in various Internet applications to enhance clarity and registration of electronically transmitted photographs and graphics, and the biofeedback technology initially to complement its proprietary technology for use in Internet-based biofeedback, self-regulation training, neuromuscular re-education, and telemedicine.

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

INDEPENDENT  AUDITOR'S  REPORT
To  the  Board  of  Directors
Meridian  Holdings,  Inc.






We have audited the accompanying balance sheet of Meridian Holdings, Inc., as of December 31, 1999 and the related statements of stockholders' equity and cash flows for the year then ended. Our responsibility is to express an opinion on these financial statements based on our audit.

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

NOTE  8  -  EARNINGS  PER  SHARE

The Company has calculated the income per common share based upon 31,157,500 shares issued and outstanding. The net income per share was $0.0.

      EX-27.1
                             FINANCIAL DATA SCHEDULE

[ARTICLE]  5
[MULTIPLIER].1

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