Form 10QSB
period 2000-03-31
MERIDIAN HOLDINGS INC
filed 2000-05-11
CIK 1071758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D.  C.  20549

                                  FORM  10-QSB


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For  the  Quarterly  Period  Ended          March  31,  1999

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

As of November 11, 1999, Meridian Holdings, Inc., Registrant had 31,157,500 shares of its $0.001 par value common stock outstanding. Based upon the closing price at such date, aggregate market value was $47,047,825.

                                        Page 1 of 12 sequentially numbered pages
                                                                       Form 10-Q
                                                              First Quarter 2000

                            MERIDIAN  HOLDINGS,  INC.


                                      INDEX


                                                                       PAGE
                                                                       ----

PART  I.  FINANCIAL INFORMATION

          Balance Sheets - March  31, 2000                               3

          Statements of Operations for the Three Months
          Ended  March  31, 2000                                         4

          Statement of Cash Flows for the Three Months
          Ended March  31, 2000                                          5

          Notes to Financial Statements                                6-7

          Company Overview                                               8

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      8

PART II   OTHER INFORMATION

          Additional Information                                        11

          Signature                                                     11

                            MERIDIAN  HOLDINGS,  INC.

                           CONSOLIDATED BALANCE SHEET
                                 MARCH  31, 2000
                                   (UNAUDITED)


                                                                       Balance Sheet As At March 31
                                                                       2000                    1999
                                                                      ======                  ======
ASSETS

Current assets
    Cash                                                          $      54,540         $     4,287
    Accounts Receivable (Note 5 )                                       209,735                 250
    Inventories                                                           5,989                   -
                                                                      ---------              ------
Total Current Assets.. . . . . . . . . . . . . . . .                    270,264               4,537
                                                                      =========              ======
Property, Plant, and Equipment
    Net Accumulated Depreciation (Note 6). . . . . .                     25,787                 825

Other Assets
    Prepaid Expenses                                                      4,541                   -
    Organizational Cost                                                       -              16,613
    Investments (Note 3). . . . . . . . . . . . . .                   3,880,000                   -
                                                                      ----------            -------
           Total Other Assets . . . . . . . . . . .                   3,884,541              16,613
                                                                      ----------            -------
           Total  Assets                                              4,180,592              17,525
                                                                     ==========             =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accrued liabilities . . . . . . . . . . . . . .                      88,310               2,000
                                                                        -------              ------
           Total Current Liabilities  . . . . . . .                      88,310               2,000
                                                                        -------              ------
Long term liabilities. . . . . . . . . . .. . . . .                     186,074                   0
                                                                       --------              ------
           Total Liabilities  . . . . . . . . . . .                     274,384               2,000
                                                                       ========              ======
Liabilities and Stockholders' Equity

Stockholders'  Equity
    Common stock (50,000,000 shares authorized
    par value 0.001 ; 31,157,500  shares issued and
    Outstanding) (Note 2) . . . . . . . . . . . . .                      31,158                 650
    Additional paid-in capital. . . . . . . . . . .                   3,856,315               2,875
    Common Stock Subscribed . . . . . . . . . . . .                                          16,450
Retained Earnings . . . . . . . . . . . . . . . . .                                          18,735                   -
                                                                      ----------             -------
           Total Stockholders' Equity . . . . . . .                   3,906,208              19,975
                                                                      ----------            -------
Total Liabilities & Equity. . . . . . . . . . . . .             $     4,180,592              21,975
                                                                      =========             =======






















                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            MERIDIAN  HOLDINGS,  INC.
                       Consolidated Statement - Unaudited

                             STATEMENT OF OPERATIONS
           FOR THE PERIOD FROM JANUARY 1, 2000 THROUGH MARCH  31, 2000



            For  the  Three Months ended  March 31,

                              2000             1999
                             ======           =====
Revenues  . . . . . . . . $  337,185      $
Less: Cost of Revenues .    (201,437)
                             ---------      -------
          Gross Margin .     135,748

Operating Expense. . . .     202,651
Other Income and Expense     ( 5,631)        (6,089)
                             --------       --------
          Net Income . .  $  (72,533)        (6,089)
                             =========      ========



  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            MERIDIAN  HOLDINGS,  INC.

                             STATEMENT OF CASH FLOW

                                    UNAUDITED

           FOR THE PERIOD FROM JANUARY 1, 2000 THROUGH MARCH  31, 2000


                                           For the Three Months  ended March 31,

<BTB>                                                         2000          1999
                                                              ====          ====
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (loss). . . . . . . . . . . . . . .  $     (72,533)    $    -
      Adjustments to reconcile net loss to net cash
      used in operating activities:

(Increase) Decrease in
      Accounts receivables . . . . . . . . . . . . .      (209,485)           -
      Inventories. . . . . . . . . . . . . . . . . .        (5,989)           -
      Prepaid Expenses . . . . . . . . . . . . . . .        (4,541)           -

      Increase(Decrease) in
      Accounts Payables. . . . . . . . . . . . . . .        86,310            -
                                                          --------      -------
NETCASH USED IN OPERATING ACTIVITIES . . . . . . . .      (206,238)           0

CASH FLOW FROM INVESTING ACTIVITIES
      Acquisition of Fixed Assets. . . . . . . . . .       (24,962)           -
      Increase in Pre-Opening Costs. . . . . . . . .                      6,339
      Organization Costs . . . . . . . . . . . . . .        16,613            -
                                                         ---------      -------
NET CASH USED IN INVESTING ACTIVITES . . . . . . . .       ( 8,349)       6,339

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from sale of stock . . . . . . . . . .             -        4,450
     Repayment of debt . . . . . . . . . . . . . . .       (12,502)           -
     Proceeds from long term debt. . . . . . . . . .       186,074            -
                                                          --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . .       173,572        4,450

     Increase (Decrease) in cash . . . . . . . . . .      ( 41,015)     ( 1,889)
CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . .         4,286        6,176
                                                        -----------   ----------
CASH AT END OF PERIOD. . . . . . . . . . . . . . . .  $    (36,729)  $    4,287
                                                        ===========   ==========

SUPPLEMENTAL  SCHEDULE  OF  NON  CASH  INVESTING  AND  FINANCING  ACTIVITIES

Fair  value  of  common  stock  to  acquire  investee                 $3,880,000

The  accompanying  notes  are  an  integral  part  of  this  statement.

                             Meridian Holdings, Inc.
                          Notes to Financial Statements
                                 March 31, 2000

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

The Common Shares each have voting rights, with par value $0.001 per share and no preference rights. As of March 31, 2000, there were 31,157,500 Common Shares of the Company issued and outstanding. There were no Preferred Shares issued or outstanding.

NOTE  3  -  Business  Combinations

On January 31, 2000, the Company acquired a 51% ownership interest in Meridian Health Systems, Inc. (Inglewood), a Delaware corporation. As provided by the stock purchase agreement, Meridian Health Systems, Inc. became a subsidiary of Meridian Holdings, Inc. and the core managed health care unit of the Meridian group of companies. Under the terms of this agreement, Meridian Holdings, Inc., will receive 2,100,000 shares of Common Stock (0.0001 par value) of Meridian Health Systems, Inc. in exchange for the following:

  (i) Provision of future corporate financing to the company and other necessary support in regards to the company's business development

  (iii)  Assume   the   following   debts   of  the  Seller  :
         a). Debt owed to Los Angeles Community Development Bank in. the amount of $59,572.28.
         b). Debt owed to First Professional Bank, in the amount of $11,507.11 Since Meridian Holdings, Inc., as a result of its acquisition of Capnet Group of Companies in 1999, was named as a co-signer to these loans, therefore these amounts has always been included in Meridian Holdings, Inc., financial statements as a long term liability.

NOTE  4  -  Loan  Payable  to  Union  Bank

On March 31st, 2000, the company established a revolving business line of credit with Union Bank of California, in the amount of $50,000. The said loan has a variable annual percentage rate, which as of this report is 11.50%.

NOTE  5  -  Accounts  Receivable

As  at  March  31, 2000, accounts receivable represented (1) the residual amount
of  fees  earned  and  reasonably  expected  to be collected.   An allowance for
doubtful  account  of  $77,194  has  been  established.

NOTE  6  -  Property  Plant  &  Equipment

Property and equipment are stated at cost. Acquisitions having a useful life in excess of one (1) year are capitalized. Repairs and maintenance are expensed in the year incurred. Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets, normally five (5) to seven (7) years. Property and equipment consists of the following as of March 31, 2000 is summarized as follows:

                                    2000
                                   =====
Computer Equipment . . . . . .  $ 56,628
Leasehold Improvements . . . .     6,500
Office Furniture & Fixtures. .    36,603
Office Equipment . . . . . . .     7,169
Software . . . . . . . . . . .    11,385
Medical Equipment. . . . . . .     5,391
Less: Accumulated Depreciation    97,889
                                 -------
                                $ 25,787
                                 =======


NOTE  7  -  INCOME  TAXES

Operating  Loss  and  Tax  Credit  Carryforwards

The Company, as of December 31, 1999, has loss carryforwards totaling $906,336 that may be offset against future taxable income. If not used, the carryforwards will expire as follows:


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

                            MERIDIAN  HOLDINGS,  INC.


THE  COMPANY

Meridian Holdings, Inc. (NASDAQ: Bulletin Board - MEHO) was incorporated under the laws of the State of Colorado on October 13, 1998. The Company is an acquisition-oriented holding company focused on building, operating and managing a portfolio of business-to-business companies. Meridian seeks to acquire majority or controlling interests in companies engaged in e-commerce, e-communication, and e-business services, which will allow the holding company to actively participate in management, operations and finances. Meridian's network of affiliated companies is designed to encourage maximum leverage of information technology, operational excellence, industry expertise and synergistic business opportunity. Meridian is committed to building shareholder value by positioning affiliated companies as independent business entities in which Meridian shareholders enjoy equity participation.

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

MARKET  FOR  COMMON  STOCK

The Common Stock is traded on the Bulletin Board maintained by the National Association of Securities dealers, Inc. under the symbol "MEHO." The Price Range of the Company's Common Stock has varied significantly in the past months ranging from a high bid of $3.00 and a low bid of $1 per share. The above prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

SELECTED  FINANCIAL  DATA

The Company had net working capital of $337,185 as at March 31, 2000 compared to $416,385 during the fourth quarter ended December 31, 1999. This represents a decrease in working capital of 19.3%. This decrease in working capital is attributed to decrease in enrolment of membership into Capnet IPA Network; termination of benefits to assigned members, as well as termination of unprofitable contracts with one of the contracted health plans.

The selected financial data set forth above should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements notes thereto.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND RESULTS OF
OPERATIONS:

The following section contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's future operating results, the market acceptance of the services of the

Company, the Company's efforts to establish and the development of new services, and the Company's planned investment in the marketing of its current services and research and development with regard to future endeavors. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including: domestic and global economic patterns and trends.

LIQUIDITY  AND  CAPITAL  RESOURCES  OF  THE  COMPANY.

 On June 29, 1999, Dr. Anthony C. Dike joined the Company as Chairman and Chief Executive Officer. Under his employment agreement, the Company was to pay Dr. Dike a base salary of $12,000 per month. As of January 1, 2000 and up to March 31, 2000, the Company has not paid Dr. Dike any portion of his base salary that was calculated to $36,000. Dr. Dike has agreed to apply the entire amount owed to him by the company towards purchase of more shares of common stock of the company as per the 1999 qualified stock option plan.

Long-term cash requirements, other than normal operating expenses, are anticipated for the continued development of the Company's business plans. The Company will need to raise additional funds from investors in order to complete these business plans. There is no assurance that such funds will be available, and even when available, the terms may be very prohibitive.

RESULTS  OF  OPERATIONS

The Company generated revenues from operations of $337,185 during the first quarter ended March 31, 2000, compared to the revenues from operations of $416,385 during fourth quarter ended December 31, 1999. This represents a decrease  in  revenues  of  19.3%.  This  decrease  in  revenue is attributed to decrease  in  enrolment  of  membership  into Capnet IPA Network, termination of benefits to assigned members, as well as termination of unprofitable contracts with one of the contracted health plans. The Company recorded a net loss from operations of $(72,533) during the three-month period ended March 31, 2000. Apart from pre-opening expenditures of $6,089, there were no revenues and expenses recorded during the period ended March 31, 1999.

The increase in net loss is attributed to the hiring of additional support-staff, acquisition of additional office equipment, marketing and outside consultants fees.

Management anticipates that general operating expenses will increase, as it pursues, vigorously, its acquisition of new business opportunities and the integration of the existing ones.

PLAN  OF  OPERATIONS

On January 7, 2000, the Company held its first annual shareholder meeting at the Ramada Inn, in Culver City, California. The new board of directors for the year 2000, was elected, with the addition of four new members to the board of directors. Also, during this meeting, the shareholders approved the company's 1999 stock option plan.

On January 13, 2000, the company also announced that distribution of a dividend in the form of common stock (five shares of InterCare.com, Inc., for each share of free-trading stock of Meridian Holdings, Inc. owned) will take place on January 15, 2000 to shareholders of record as of December 30, 1999. Corporate Stock Transfer (Denver), the company's stock transfer agent, processed the dividend issuance.

On January 18, 2000, the company announced the appointment of Mr. Philip Falese as the Chief Financial Officer. Mr. Falese has over 18 years of professional accounting and legal experience, including three years with the law firm of Foster & Ripley (Los Angeles). As a Program Auditor for the Los Angeles County Department of Health Services, he created and developed audit programs and conducted on-site reviews of fiscal viability of nearly three dozen contractors engaged in the Department's Tobacco Control Program. He was formerly a staff accountant with Carter, Turner & Co., (CPAs), (Los Angeles) and served as a business consultant to various clients in the areas of strategic business development, asset valuation and financial and tax planning under the umbrella of his consulting firm - Market Street Advisors, LLC. Falese received an MBA from the University of Alabama, a Juris Doctorate from Northrop University School of Law, and an LLM (with a specialty in tax) from Golden Gate University School of Law. He brings an exceptional depth of knowledge and versatility to the position of chief financial officer and considered a valuable addition to the organization.

Also, on the same day, the company announced that on behalf of its subsidiary InterCare.com, Inc., the company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission in anticipation of an initial public offering of InterCare.com, Inc. common stock.

On January 31, the Company announced the acquisition of a 51% ownership interest in Meridian Health Systems, Inc. (Inglewood), a Delaware corporation. As provided by the stock purchase agreement, Meridian Health Systems, Inc. became a subsidiary of Meridian Holdings, Inc. and the core managed health care unit of the Meridian group of companies. Dennis Youkstetter, who has been active in managed health care business in Southern California for nearly 20 years, will remain as President and CEO of Meridian Health Systems, Inc. Throughout his distinguished career, Youkstetter has organized and managed a variety of health plans, participating in the organization of Care America, Blue Shield and Viva Health plans in the early 1980s. He was also instrumental in the licensing of Loma Linda University Health Plan, the first tertiary medical school/hospital-sponsored plan in California., which was later sold to Inland Health Plan; Bay Shores Health Plan, the first medical group-sponsored health plan in California.; and Care 1st Health Plan, one of the health plans that provide managed care services in Los Angeles to those eligible for Medi-Cal. He served as the latter organization's first president and CEO.

On February 14, 2000, the Company announced the institution of a ``Frequently Asked Questions'' (FAQs) at the company's web site at www.meho.com with a
                                                             ------------
discussion of the Meridian's Subscription Program and dividend policy for shareholders of the company's common stock. Under the company's Subscription Program, shareholders who own at least 100 shares of stock of the holding company in a single account on a given record date will be given the opportunity to participate in a portion of the initial public offering of a Meridian
Holdings, Inc. majority-owned or subsidiary company. In addition to setting forth eligibility requirements, the FAQs provide a discussion of procedures for notification and subscription and typical time frames associated with the program. Parameters for dividend distribution are also provided, along with an explanation of how record dates are determined for such purpose.

On February 18, 2000, the Company announced the timely filing of Form 10KSB for the year ended December 31, 1999, during which the Company indicated that it generated an annual revenue of approximately $1.4 million.

On Febraury 22, 2000, the Company executed a term sheet with Heller Healthcare Finance, a division of Heller Financial, Inc. (Heller) (NYSE: HF - news), for
                                                                 --   ----
the establishment of a line of credit up to $10 million for up to 80% of Meridian's net collectable accounts receivable. The revolving line of credit will be available to Meridian for use by the Meridian group of companies to provide ongoing working capital requirements for two years. As of this writing, the Company has not borrowed money from this vendor, nor any loan been granted.

On March 17, 2000, the Company announced that it has engaged the services of NC Capital Markets (one of The National Capital Companies; Irvine), an investment banker specializing in capital formation small cap companies, to assist the company with financing and execution of its acquisitions and business plans.
Founded in 1992 to provide full-service investment banking, brokerage, trading, and financing services primarily focusing on new and rapidly growing companies, NC Capital has a national presence and operates from multiple coast-to-coast locations. Under the terms of this agreement, the Company will issue 250,000 restricted shares at 0.001 par value for the services to be rendered as per the Financial consulting services agreement dated March 1, 2000.

On March 20, 2000, the Company announced the appointment of Mr. Dale W. Church, Esq., to serve a one-year renewable term on the board of directors of its subsidiary, InterCare.com, Inc. Mr. Dale Church, who will also serve as an advisor to the Meridian group of companies, is currently Chairman and CEO of Ventures & Solutions, LLC, a firm specializing in counseling and consulting to high technology companies. He was formerly a partner in the law firm of
McDermott, Will & Emery's (Washington, D.C.). His practice focused on international and United States government contracting, developing companies, mergers and acquisitions and joint ventures. Mr. Dale Church also served as deputy undersecretary of defense for research and engineering in the Department of Defense from 1977 to 1980, served as counsel to the President's Blue Ribbon Commission on Defense Management (the Packard Commission), and served as a member of the 1988 Defense Science Board Study Program on commercial products and contracting. He has served on the board of advisors of the American University Business School, the board of advisors of the National Contract Management Association (NCMA), the board of editors of the NCMA Journal, and the Defense Science Board Task Force on industry-to- industry cooperation. He has written extensively on contract policy and has lectured extensively before major defense, aerospace and electronics industry associations. Mr. Church serves on the board of directors of a number of private and public corporations.

Admitted to the bar in the District of Columbia and California, Church is a member of the American Bar Association and the Federal Bar Association. He received a BS in business administration from Oregon State University, and he graduated from George Washington School of Law.

On March 22, 2000, the Company entered into a joint venture with Osprey Data Systems Corp. (San Clemente). Pursuant to the agreement, Meridian and Osprey will participate in a global enterprise to cooperatively develop and market e-commerce, e-communications, and e-business solutions worldwide. Under the joint venture, each company will contribute equally to the resources and will benefit equally from the proceeds of venture projects.

To address issues associated with use of the Internet for business and electronic information management, Osprey Data Systems has created hardware and software modules and an information management system that provides enhanced performance, ease-of-use, scalability and multilevel security, at lower prices than equivalent systems implemented with standard components. Osprey's Net-Gain 2000, for 5-100 users, is designed to improve real-time system performance and to minimize problems associated with entry-level usage, as well as a larger number of networked users in operating system environments such as NT, LINUX, or higher performance systems such as Sun's Solaris. Projects contemplated by the joint venture include the development of hardware and a compatible software suite of products that will enhance automated communication, information processing, filing and group distribution in a highly secure vital private network environment. This technology will provide utility in areas of health care, transaction management, telemedicine and distant learning.

On March 27, 2000, the Company announced the execution of a letter of intent in anticipation of a formal agreement, whereby Meridian will acquire 55% of Osprey Data Systems Corp (San Clemente), a developer of IT hardware and firmware.
According to the terms of the contemplated agreement, Meridian will provide funding to be used for product development and the market launch of Osprey intelligent information management systems. Also, under the terms of the agreement, Osprey Data Systems will become a subsidiary of Meridian Holdings, Inc. A definitive agreement will be executed within 60 days, subject to due diligence review and approval by the board of directors of both companies.

PART  II     -  OTHER  INFORMATION

ADDITIONAL  INFORMATION

On April 11, 2000, the Board of Directors approved the amendment of the article of incorporation of the registrant, whereby the total number of authorized shares was increased to 100,000,000 Common Stock, and 20,000,000 Preferred Stock all at $.001 par value. Details of this announcement is contained in the Form
8-K  filed  on  April  11,  2000  and  incorporated  herein  by  reference.

On May 8, 2000, the Registrant announced a 3 for 1 forward stock split with a record date of June 15, 2000 and distribution date of June 30, 2000. This is pursuant to consent resolution by the Board of Directors for the best interest of the corporation and shareholders. Details of this announcement is contained in the Form 8-K filed on May 8, 2000 and incorporated herein by reference.


                                   SIGNATURES


Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MERIDIAN  HOLDINGS,  INC.

DATE:  May  10,  2000
                                   By:  /s/  Philip  Falese
                                        -------------------
                                             Philip  Falese
                                   Chief  Financial  Officer

EX-27.1
                             FINANCIAL DATA SCHEDULE

[ARTICLE]  5
[MULTIPLIER].1

[PERIOD-TYPE]                               3-MOS
[FISCAL-YEAR-END]                      DEC-31-2000
[PERIOD-START]                         JAN-01-2000
[PERIOD-END]                           MAR-31-2000
[CASH]                                      54,540
[SECURITIES]                             3,880,000
[RECEIVABLES]                              286,928
[ALLOWANCES]                                77,194
[INVENTORY]                                  5,989
[CURRENT-ASSETS]                           274,805
[PP&E]                                     123,676
[DEPRECIATION]                              97,889
[TOTAL-ASSETS]                           4,180,592
[CURRENT-LIABILITIES]                       88,310
[BONDS]                                          0
[PREFERRED-MANDATORY]                            0
[PREFERRED]                                      0
[COMMON]                                    31,158
[OTHER-SE]                               3,875,050
[TOTAL-LIABILITY-AND-EQUITY]             4,180,592
[SALES]                                    337,185
[TOTAL-REVENUES]                           337,185
[CGS]                                      201,437
<TOTAL OP COSTS>                           202,651
[OTHER-EXPENSES]                            (5,631)
[LOSS-PROVISION]                                 0
[INTEREST-EXPENSE]                               0
[INCOME-PRETAX]                            (72,533)
[INCOME-TAX]                                     0
[INCOME-CONTINUING]                              0
[DISCONTINUED]                                   0
[EXTRAORDINARY]                                  0
[CHANGES]                                        0
[NET-INCOME]                               (72,533)
[EPS-BASIC]                                    0
[EPS-DILUTED]                                    0

<!-- EDIT LINE -->