Form 10QSB/A
period 2000-03-31
MERIDIAN HOLDINGS INC
filed 2000-05-17
CIK 1071758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D.  C.  20549

                              FORM  10-QSB-Amended


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For  the  Quarterly  Period  Ended          March  31,  2000

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

As of March 31, 2000, Meridian Holdings, Inc., Registrant had 31,217,900 shares of its $0.001 par value common stock outstanding. Based upon the closing price at such date, aggregate market value was $47,139,029.

                                        Page 1 of 12 sequentially numbered pages
                                                                       Form 10-Q
                                                              First Quarter 2000

                            MERIDIAN  HOLDINGS,  INC.


                                      INDEX


                                                                       PAGE
                                                                       ----

PART  I.  FINANCIAL INFORMATION

          Independent Accountant's Report                                2

          Balance Sheets - March  31, 2000                               3

          Statements of Operations for the Three Months
          Ended  March  31, 2000                                         4

          Statement of Cash Flows for the Three Months
          Ended March  31, 2000                                          5

          Notes to Financial Statements                                6-7

          Company Overview                                               8

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      8

PART II   OTHER INFORMATION

          Additional Information                                        11

          Signature                                                     11

INDEPENDENT ACCOUNTANTS REPORT


To the Board of Directors
Meridian Holdings, Inc.
Los Angeles, Ca

We have reviewed the accompanying balance sheet of Meridian Holdings, Inc. (MHC) as of March 31, 2000 and the related statements of income for the quarter then ended, in accordance with Statements of Standards of Accounting and Review Services issued by the American Institute of Certified Public Accountants. All Information included in these financial statements is the representation of the management of MHC.
A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.
Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made to it.



Andrew  M.  Smith  CPA
Long  Beach,  California
May  16,  2000

                            MERIDIAN  HOLDINGS,  INC.

                           CONSOLIDATED BALANCE SHEET
                                 MARCH  31, 2000
                                   (UNAUDITED)

                                                                       Balance Sheet As At March 31
                                                                       2000                    1999
                                                                      ======                  ======
ASSETS

Current assets
    Cash                                                          $      54,540         $     4,287
    Accounts Receivable (Note 5 )                                       209,735                 250
    Inventories                                                           5,989                   -
                                                                      ---------              ------
Total Current Assets.. . . . . . . . . . . . . . . .                    270,264               4,537
                                                                      =========              ======
Property, Plant, and Equipment
    Net Accumulated Depreciation (Note 6). . . . . .                     25,787                 825

Other Assets
    Prepaid Expenses                                                      4,541                   -
    Organizational Cost                                                       -              16,613
    Investments (Note 3). . . . . . . . . . . . . .                   3,880,000                   -
                                                                      ----------            -------
           Total Other Assets . . . . . . . . . . .                   3,884,541              16,613
                                                                      ----------            -------
           Total  Assets                                              4,180,592              17,525
                                                                     ==========             =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accrued liabilities . . . . . . . . . . . . . .                      88,310               2,000
                                                                        -------              ------
           Total Current Liabilities  . . . . . . .                      88,310               2,000
                                                                        -------              ------
Long term liabilities. . . . . . . . . . .. . . . .                     186,074                   0
                                                                       --------              ------
           Total Liabilities  . . . . . . . . . . .                     274,384               2,000
                                                                       ========              ======
Liabilities and Stockholders' Equity

Stockholders'  Equity
    Common stock (50,000,000 shares authorized
    par value 0.001 ; 31,217,900  shares issued and
    Outstanding) (Note 2) . . . . . . . . . . . . .                      31,217                 650
    Additional paid-in capital. . . . . . . . . . .                   3,895,020               2,875
    Common Stock Subscribed . . . . . . . . . . . .                           0              16,450
Retained Earnings . . . . . . . . . . . . . . . . .                     (20,029)                  0                      -
                                                                      ----------             -------
           Total Stockholders' Equity . . . . . . .                   3,906,208              19,975
                                                                      ----------            -------
Total Liabilities & Equity. . . . . . . . . . . . .             $     4,180,592              21,975
                                                                       =========             =======




















                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            MERIDIAN  HOLDINGS,  INC.
                       Consolidated Statement - Unaudited

                             STATEMENT OF OPERATIONS
           FOR THE PERIOD FROM JANUARY 1, 2000 THROUGH MARCH  31, 2000



            For  the  Three Months ended  March 31,

                              2000             1999
                             ======           =====
Revenues  . . . . . . . . $  337,185      $
Less: Cost of Revenues .    (201,437)
                             ---------      -------
          Gross Margin .     135,748

Operating Expense. . . .     241,415
Other Income and Expense     ( 5,631)        (6,089)
                             --------       --------
          Net Income . .  $ (111,297)        (6,089)
                             =========      ========



  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            MERIDIAN  HOLDINGS,  INC.

                             STATEMENT OF CASH FLOW

                                    UNAUDITED

           FOR THE PERIOD FROM JANUARY 1, 2000 THROUGH MARCH  31, 2000


                                           For the Three Months  ended March 31,

<BTB>                                                         2000          1999
                                                              ====          ====
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (loss). . . . . . . . . . . . . . .  $    (111,297)    $    -
      Adjustments to reconcile net loss to net cash
      used in operating activities:

(Increase) Decrease in
      Accounts receivables . . . . . . . . . . . . .      (209,485)           -
      Inventories. . . . . . . . . . . . . . . . . .        (5,989)           -
      Prepaid Expenses . . . . . . . . . . . . . . .        (4,541)           -

      Increase(Decrease) in
      Accounts Payables. . . . . . . . . . . . . . .        86,310            -
      Wages Payable. . . . . . . . . . . . . . . . .        38,764
                                                          --------      -------
NETCASH USED IN OPERATING ACTIVITIES . . . . . . . .      (206,238)           0

CASH FLOW FROM INVESTING ACTIVITIES
      Acquisition of Fixed Assets. . . . . . . . . .       (24,962)           -
      Increase in Pre-Opening Costs. . . . . . . . .                      6,339
      Organization Costs . . . . . . . . . . . . . .        16,613            -
                                                         ---------      -------
NET CASH USED IN INVESTING ACTIVITES . . . . . . . .       ( 8,349)       6,339

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from sale of stock . . . . . . . . . .             -        4,450
     Repayment of debt . . . . . . . . . . . . . . .       (12,502)           -
     Proceeds from long term debt. . . . . . . . . .       186,074            -
                                                          --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . .       173,572        4,450

     Increase (Decrease) in cash . . . . . . . . . .      ( 41,015)     ( 1,889)
CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . .         4,286        6,176
                                                        -----------   ----------
CASH AT END OF PERIOD. . . . . . . . . . . . . . . .  $    (36,729)  $    4,287
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

The Common Shares each have voting rights, with par value $0.001 per share and no preference rights. As of March 31, 2000, there were 31,217,900 Common Shares of the Company issued and outstanding. There were no Preferred Shares issued or outstanding.

NOTE  3  -  Business  Combinations

On January 31, 2000, the Company acquired a 51% ownership interest in Meridian Health Systems, Inc. (Inglewood), a Delaware corporation. As provided by the stock purchase agreement, Meridian Health Systems, Inc. became a subsidiary of Meridian Holdings, Inc. and the core managed health care unit of the Meridian group of companies. Under the terms of this agreement, Meridian Holdings, Inc., will receive 2,100,000 shares of Common Stock (0.0001 par value) of Meridian Health Systems, Inc. in exchange for the following:

  (i) Provision of future corporate financing to the company and other necessary support in regards to the company's business development

  (ii)   Assume   the   following   debts   of  the  Seller  :
         a). Debt owed to Los Angeles Community Development Bank in. the amount of $59,572.28.
         b).  Debt  owed to First Professional Bank, in the amount of $11,507.11

Following its acquisition of Capnet Group of Companies in 1999, Meridian Holdings, Inc., was named co-signer to these loans, therefore these debts has always been included in the financial statements as long term liability.

NOTE  4  -  Loan  Payable  to  Union  Bank

On March 31st, 2000, the company established a revolving business line of credit with Union Bank of California, in the amount of $50,000. The said loan has a variable annual percentage rate, which as of this report is 11.50%.

NOTE  5  -  Accounts  Receivable

As at March 31, 2000, accounts receivable represented the residual amount of fees earned and reasonably expected to be collected.

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

NOTE  8  -  EARNINGS  PER  SHARE

The Company has calculated the income per common share based upon 31,217,900 shares issued and outstanding. The net income per share was $0.0.

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

LACK  OF  A  PRESENT  MARKET  FOR  SECURITIES

The Common Stock is currently quoted on the OTC Bulletin Board, maintained by under the Symbo: MEHO, and there is presently only a very limited market for the Common Stock. Historically the spread between the bid and asked price of the Company's Common Stock has been large reflecting limited trading in the stock. The trading price for the Common Stock has fluctuated widely in the recent past.

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

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND RESULTS OF
OPERATIONS:

The following section contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's future operating results, the market acceptance of the services of the Company, the Company's efforts to develop new products and services, and the Company's planned investment in the marketing of its current services and research and development with regard to future endeavors. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including: domestic and global economic patterns and trends.

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

RESULTS  OF  OPERATIONS

The Company generated revenues from operations of $337,185 during the first quarter ended March 31, 2000, compared to the revenues from operations of $416,385 during fourth quarter ended December 31, 1999. This represents a decrease  in  revenues  of  19.3%.  This  decrease  in  revenue is attributed to decrease  in  enrolment  of  membership  into Capnet IPA Network, termination of benefits to assigned members, as well as termination of unprofitable contracts with one of the contracted health plans. The Company recorded a net loss from operations of $(111,297) during the three-month period ended March 31, 2000. Apart from pre-opening expenditures of $6,089, there were no revenues and expenses recorded during the period ended March 31, 1999.

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

On January 31, the Company announced the acquisition of a 51% ownership interest in Meridian Health Systems, Inc. (Inglewood), a Delaware corporation. As provided by the stock purchase agreement, Meridian Health Systems, Inc. became a subsidiary of Meridian Holdings, Inc. and the core managed health care unit of the Meridian group of companies. Dennis Youkstetter, who has been active in managed health care business in Southern California for nearly 20 years, will remain as President and CEO of Meridian Health Systems, Inc. Throughout his career, Mr. Dennis Youkstetter has organized and managed a variety of health plans, participating in the organization of Care America, Blue Shield and Viva Health plans in the early 1980s. He was also instrumental in the licensing of Loma Linda University Health Plan, the first tertiary medical school/hospital-sponsored plan in California., which was later sold to Inland Health Plan; Bay Shores Health Plan, the first medical group-sponsored health plan in California.; and Care 1st Health Plan, one of the health plans that provide managed care services in Los Angeles to those eligible for Medi-Cal. He served as the latter organization's first president and CEO.

On February 14, 2000, the Company announced the institution of a ``Frequently Asked Questions'' (FAQs) at the company's web site at www.meho.com with a discussion of the Meridian's Subscription Program and dividend policy for shareholders of the company's common stock. Under the company's Subscription Program, shareholders who own at least 100 shares of stock of the holding company in a single account on a given record date will be given the opportunity to participate in a portion of the initial public offering of a Meridian
Holdings, Inc. majority-owned or subsidiary company. In addition to setting forth eligibility requirements, the FAQs provide a discussion of procedures for notification and subscription and typical time frames associated with the program. Parameters for dividend distribution are also provided, along with an explanation of how record dates are determined for such purpose.

On February 18, 2000, the Company announced the timely filing of Form 10KSB for the year ended December 31, 1999, during which the Company indicated that it generated an annual revenue of approximately $1.4 million.

On Febraury 22, 2000, the Company executed a term sheet with Heller Healthcare Finance, a division of Heller Financial, Inc. (Heller) (NYSE: HF), for the establishment of a line of credit up to $10 million for up to 80% of Meridian's net collectable accounts receivable. The revolving line of credit will be available to Meridian for use by the Meridian group of companies to provide ongoing working capital requirements for two years. As of this writing, the Company has not borrowed money from this vendor, nor any loan been granted.

On March 17, 2000, the Company announced that it has engaged the services of NC Capital Markets (one of The National Capital Companies; Irvine), an investment banker specializing in capital formation small cap companies, to assist the company with financing and execution of its acquisitions and business plans.

Founded in 1992 to provide full-service investment banking, brokerage, trading, and financing services primarily focusing on new and rapidly growing companies, NC Capital has a national presence and operates from multiple coast-to-coast locations. Under the terms of this agreement, the Company will issue 250,000 restricted shares at 0.001 par value for the services to be rendered as per the Financial consulting services agreement dated March 1, 2000. Details of this transaction was included in the form 8-K filed on May 8, 2000, and incorporated herein by reference.

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


MERIDIAN  HOLDINGS,  INC.

DATE:  May  16,  2000
                                   By:  /s/  Philip  Falese
                                        -------------------
                                             Philip  Falese
                                   Chief  Financial  Officer

EX-27.1
                             FINANCIAL DATA SCHEDULE

[ARTICLE]  5
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