Form 10QSB/A
period 2000-03-31
MERIDIAN HOLDINGS INC
filed 2000-05-17
CIK 1071758

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
[MULTIPLIER].1

[PERIOD-TYPE]                               3-MOS
[FISCAL-YEAR-END]                      DEC-31-2000
[PERIOD-START]                         JAN-01-2000
[PERIOD-END]                           MAR-31-2000
[CASH]                                      54,540
[SECURITIES]                             3,880,000
[RECEIVABLES]                              286,928
[ALLOWANCES]                                77,194
[INVENTORY]                                  5,989
[CURRENT-ASSETS]                           274,805
[PP&E]                                     123,676
[DEPRECIATION]                              97,889
[TOTAL-ASSETS]                           4,180,592
[CURRENT-LIABILITIES]                       88,310
[BONDS]                                          0
[PREFERRED-MANDATORY]                            0
[PREFERRED]                                      0
[COMMON]                                    31,158
[OTHER-SE]                               3,875,050
[TOTAL-LIABILITY-AND-EQUITY]             4,180,592
[SALES]                                    337,185
[TOTAL-REVENUES]                           337,185
[CGS]                                      201,437
<TOTAL OP COSTS>                           202,651
[OTHER-EXPENSES]                            (5,631)
[LOSS-PROVISION]                                 0
[INTEREST-EXPENSE]                               0
[INCOME-PRETAX]                           (111,297)
[INCOME-TAX]                                     0
[INCOME-CONTINUING]                              0
[DISCONTINUED]                                   0
[EXTRAORDINARY]                                  0
[CHANGES]                                        0
[NET-INCOME]                              (111,297)
[EPS-BASIC]                                    0
[EPS-DILUTED]                                    0

<!-- EDIT LINE -->