Form 10QSB
period 2000-06-30
MERIDIAN HOLDINGS INC
filed 2000-08-15
CIK 1071758

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                                  FORM  10-QSB


(  X  )     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For  the  Quarterly  Period  Ended          June  30,  2000

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

As of June 30, 2000, Meridian Holdings, Inc., Registrant had 94,360,985 shares of its $0.001 par value common stock outstanding. Based upon the closing price at such date, aggregate market value was $76,432,398.

                                        Page 1 of 13 sequentially numbered pages
                                                                       Form 10-Q
                                                           Second  Quarter  2000

                            MERIDIAN  HOLDINGS,  INC.


                                      INDEX


                                                                       PAGE
                                                                       ----


PART  I.  FINANCIAL  INFORMATION
          Independent auditors report                                      3
          Balance  Sheets  -  June  30,  2000                              4

          Statements  of  Operations  for  the  Three  Months
          Ended  June  30,  2000                                           5

          Statement  of  Cash  Flows  for  the  Three  Months
          Ended  June  30,  2000                                           6

          Notes  to  Financial  Statements                                7-9

          Company  Overview                                                10

          Management's  Discussion  and  Analysis  of  Financial  Condition
          and  Results  of  Operations                                  10-12

PART  II   OTHER  INFORMATION


          Signature                                                      12

INDEPENDENT  ACCOUNTANTS  REPORT


To  the  Board  of  Directors
Meridian  Holdings,  Inc.
900 Wilshire Blvd., Suite 500
Los  Angeles,  CA 90017

We have reviewed the accompanying balance sheet of Meridian Holdings, Inc. (MHC) as of June 30, 2000 and the related statements of income for the quarter then ended, in accordance with Statements of Standards of Accounting and Review Services issued by the American Institute of Certified Public Accountants. All Information included in these financial statements is the representation of the management of MHC.

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



Andrew  M.  Smith  CPA
Long  Beach,  California
August  12,  2000

                             MERIDIAN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     JUNE 30,
                                   (UNAUDITED)


                                                      2000          1999
                                                      =======     =======
Current Assets:
  Cash In Bank                                        85,879       71,130
  Accounts Receivable                                715,327      231,611
  Inventories                                          6,528        4,334
                                                   ----------  -----------
Total Current Assets                                 807,734      307,075
                                                   ----------  -----------
Fixed Assets:
  Computer Equipment                                  57,409       56,419
  Leasehold Improvements                               6,500        6,500
  Office Furniture & Fixtures                         36,603       36,603
  Office Equipment                                     7,169        7,262
  Computer Software                                   14,835        4,792
  Medical Equipment                                    5,391        5,391
                                                   ----------  ----------
Total                                                127,907      116,967
Depreciation Reserve                                 (97,889)     (90,186)
                                                   ----------   ---------
Total Fixed Assets                                    30,018       26,781
Other Assets:
  Other Investments                                6,580,000          500
  Prepaid Rent Deposit                                 4,541        4,541
                                                   ----------  ----------
Total Other Assets                                 6,584,541        5,041
                                                   ----------  ----------
Total Assets                                       7,422,293      338,897
                                                   ==========  ==========
   Current Liabilities                                89,930       69,127

   Long Term Liabilities                           3,585,272      118,598
                                                   ----------  ----------
Total Liabilities                                  3,675,201      187,725
                                                   ----------  ----------
Shareholders' Equity:

  Common Stock, Par Value $0.001 Per Share;           94,361       25,958
  Authorization 100,000,000 shares;  Issued and
  Outstanding 94,360,985 Shares
  Additional Paid In Capital                       3,898,175      535,237
  Accumulated Deficit                               (245,444)    (410,023)
                                                   ----------  -----------
  Total Shareholders' Equity                       3,747,092      151,172
                                                   ----------  -----------
  Total Liabilities & Shareholders' Equity         7,422,293      338,897
                                                   ==========  ===========


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MERIDIAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                 Three Month Ended     Six Months Ended
                                     June 30,            June 30,
                               --------------------  ---------    ---------
                                  2000       1999       2000      1999
                               ----------  --------  ----------   ---------
Revenues:
  Professional Fees               301,315  351,947      638,500     639,892
  Software Sales                  450,000               450,000
Cost of Revenues                 (136,600)(166,893)    (338,037)   (295,306)
                                 --------  -------      -------     -------
 Gross Margin                     614,715  185,054      750,463     344,586

Operating Expenses                234,135  115,706      475,550     235,994

Net Income from Operations        380,580   69,348      274,913     108,592
Net Other Income                   22,546    1,864       16,915        (755)
                               ----------  --------  -----------  ---------
Net Income                      $ 403,126   71,212      291,828     107,837
                               ----------  --------  -----------  ---------
Net Income Per Common Share                               0.004       0.003
Common shares Outstanding                            94,360,985  25,957,500

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MERIDIAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the period Jan 1, 2000 through June 30, 2000
                                   (UNAUDITED)


                                                         SIX MONTHS ENDED
                                                          JUNE 30,
                                                       --------------------
                                                         2000       1999
                                                       =========  =========
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                                     291,828    107,837
  Depreciation Expense                                    7,703
  Changes in current assets and liabilities:
    Accounts Receivable                                (483,716)  ( 43,132)
    Organizational Costs                                            21,403
    Inventories                                          (2,194)
    Liabilities                                          20,803  (163,480)
                                                      ---------  ---------


  NETCASH USED IN OPERATING ACTIVITIES                 (165,576)   (77,372)
                                                       ---------  ---------

  CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of property and equipment                  (10,940)   (21,120)
    Organization Costs
    Reduction in Retained Earnings
                                                       ---------  ---------
  NET CASH USED IN INVESTING ACTIVITES                  (10,940)   (21,120)
                                                       ---------  ---------

  CASH FLOW FROM FINANCING ACTIVITIES
    Issuance of Company Stock - Cash                                86,939
    Proceeds From Long Term debt                        191,265

                                                       ---------  ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES             191,265     86,939
                                                       ---------  ---------

  NET INCREASE (DECREASE) IN CASH                        14,749    (11,553)

  CASH AT BEGINNING OF PERIOD                            71,130     82,683
                                                       ---------  ---------
  CASH AT END OF PERIOD                                  85,879     71,130
                                                       =========  =========
INVESTING AND FINANCING ACTIVITY NOT REQUIRING CASH

Investment acquired for stock and debt                6,388,235



             See accompanying notes to consolidated financial statements

                             Meridian  Holdings,  Inc.
                          Notes  to  Financial  Statements
                                 June  30,  2000



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

On May 8, 2000,pursuant to consent resolution by the Board of Directors and for the best interest of the corporation and shareholders, the Registrant announced a 3 for 1 forward stock split with a record date of June 15, 2000 and distribution date of June 30, 2000.

As of June 30, 2000, there were 94,360,985 Common Shares of the Company issued and outstanding. There were no Preferred Shares issued or outstanding.

NOTE  3  -  Business  Combinations

On June 29, 2000, the registrant purchased all of the assets of Sirius Computerized Technologies Limited (Israel), consisting primarily of intellectual property and technology related to that company's software used in healthcare management. The asset purchase includes the highly innovative intellectual property commonly known as MedMaster and the associated Virtual Multi-object-architecture Database (VMDB), as well as all components, subsystems, source code and documentation. The purchase price was $2.7 million.

NOTE  4  -  Business Loans

a) Loan Payable to Los Angeles Community Development Bank with balance in the amount of $53,801,and a variable annual percentage rate, which as at this report is 11.50%

b).Loan payable to First Professional Bank with a balance in the amount of $8,640, and a variable annual percentage rate, which as at this report is 11.50%.

c).Loan payable to Union Bank of California with a balance of $50,000, and a variable annual percentage rate, which as of this report is 11.50%.

d). On June 13, 2000, the Board of Directors of the registrant resolved to borrow three million and two hundred thousand dollars from the registrant's chairman and chief executive officer, Anthony C. Dike, MD. The promissory note stipulates that (i) the loan shall not bear interest if repaid on or before July 1, 2001; and (ii) any unpaid principal not repaid on or before July 1, 2001 Shall thereafter bear interest at the rate of ten percent (10%) per annum, calculated on the basis of a 365-day year.

Of the amount borrowed, $2.7 million was for the purchase of the assets of Sirius Computerized Technology of Israel, LTD, and the remaining $500,000 will be used for working capital purposes.

NOTE  5  -  Accounts  Receivable

As at June 30, 2000, accounts receivable represented the residual amount of fees earned and reasonably expected to be collected.

NOTE  6  -  Property  Plant  &  Equipment

Property and equipment are stated at cost. Acquisitions having a useful life in excess of one (1) year are capitalized. Repairs and maintenance are expensed in the year incurred. Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets, normally five (5) to seven (7) years. Property and equipment consists of the following as of June 30, 2000 is summarized as follows:

                                         2000
                                        =====

Computer  Equipment                $  56,628
Leasehold  Improvements                6,500
Office  Furniture  &  Fixtures        36,603
Office  Equipment                      7,169
Software                              11,385
Medical  Equipment                     5,391
Less:  Accumulated  Depreciation      97,889
                                     -------
                                   $  25,787
                                     =======

NOTE  7  -  INCOME  TAXES

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
                                  ========

As a result of the above carry-forwards, there is no provision for income tax for the year ended December 31, 1999.

NOTE  8  -  EARNINGS  PER  SHARE

The Company has calculated the income per common share based upon 94,360,985 shares issued and outstanding. The net income per share was $0.004

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

RISKS  ASSOCIATED  WITH  MANAGING  GROWTH

The Company's anticipated level of growth, should it occur, will challenge the Company's management and its sales and marketing, customer support, financial resources, research and development and administrative operations.

Additionally, with the acquisition of the intellectual properties of Sirius Computerized Technologies of Israel, LTD, the company hired immediately 10 additional personnel and well as established a Research and Development subsidiary known as InterCare MedMaster (Israel) LTD, based in Jerusalem, Israel. The Company's future performance will depend in part on its ability to manage rapid growth and to adapt its operational and financial control systems to respond to changes resulting from any such growth. There can be no assurance that the Company will be able to successfully manage any future growth or to adapt its systems to manage such growth, if any, and its failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

LACK  OF  A  PRESENT  MARKET  FOR  SECURITIES

The Common Stock is currently quoted on the OTC Bulletin Board, maintained by under the Symbol: MEHO, and there is presently only a very limited market for the Common Stock. Historically the spread between the bid and asked price of the Company's Common Stock has been large reflecting limited trading in the stock. The trading price for the Common Stock has fluctuated widely in the recent past.

MARKET  FOR  COMMON  STOCK

The Common Stock is traded on the Bulletin Board maintained by the National Association of Securities dealers, Inc. under the symbol "MEHO." The Price Range of the Company's Common Stock has varied significantly in the second quarter ranging from a high bid of $4.65 and a low bid of $.81 per share. The above prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

SELECTED  FINANCIAL  DATA

The Company had net working capital of $1,088,501 as at June 30, 2000 compared to $337,185 during the second quarter ended March 31, 2000. This represents an increase in working capital of 337.18%. This increase in working capital is attributed to increase in enrolment of membership into Capnet IPA Network; MedMaster software licenses sell, as well as expansion on new contracts with one of the contracted health plans.

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

LIQUIDITY  AND  CAPITAL  RESOURCES  OF  THE  COMPANY.

On June 29, 2000, the registrant the purchase of all the assets of Sirius Computerized Technologies Limited (Israel), consisting primarily of intellectual property and technology related to that company's software used in healthcare management. The asset purchase includes the highly innovative intellectual property commonly known as MedMaster and the associated Virtual Multi-object-architecture Database (VMDB), as well as all components, subsystems, source code and documentation. The purchase price was $2.7 million.

Additionally, with the acquisition of the intellectual properties of Sirius Computerized Technologies of Israel, LTD, the company hired immediately 10 Additional personnel as well as established a Research and Development subsidiary known as InterCare MedMaster (Israel) LTD, which is based in Jerusalem, Israel. The Company's future performance will depend in part on its ability to manage rapid growth and to adapt its operational and financial control systems to respond to changes resulting from any such growth.

Long-term cash requirements, other than normal operating expenses, are anticipated for the continued development of the Company's business plans. The Company will need to raise additional funds from investors in order to complete these business plans. There is no assurance that such funds will be available, and even when available, the terms may be very prohibitive.

RESULTS  OF  OPERATIONS

The Company generated revenues from operations of $751,315 during the Second quarter ended June 30, 2000, compared to the revenues from operations of $351,947 during same period in 1999. This represents an increase in revenues of 213%. This increase in revenue is attributed to increase in enrolment of membership into Capnet IPA Network and sales of Medmaster software program licenses. Operating expenses for the period ending June 30, 2000 were $234,135 compared to $115,706 during the same period in 1999. This represents a 202% increase compared to the same period in 1999. This increase operating expenses is attributed to hiring of additional personnel and purchase of new equipment.

The Company recorded a net income from operations of $403,126 during the three-month period ended June 30, 2000 compared to $71,122 during the same period in 1999. This represents a 566% increase in net income. The increase in net income is attributed to the increase in professional fees, sale of MedMaster software, cost reduction and minimal use of outside consultants.

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

On April 18, 2000, the registrant inked a joint venture agreement with Dermallay Industries to market, co-brand, and develop products and technologies.

On May 8, 2000, the Registrant announced a 3 for 1 forward stock split with a record date of June 15, 2000 and distribution date of June 30, 2000. This is pursuant to consent resolution by the Board of Directors for the best interest of the corporation and shareholders. Details of this announcement is contained in the Form 8-K filed on May 8, 2000 and incorporated herein by reference.

On May 24, 2000, the registrant named Daniel Thornton as its Director of Sales and Marketing, as well as General Manager of registrant's subsidiary - Meridian Gateway Online Services, Inc.

On June 6, 2000, the registrant announced a tentative agreement with Sirius Computerized Technologies Limited (Israel) for the purchase of all the assets of the latter which comprised mostly of the intellectual property of the MedMaster software (and its sub-components).

On June 13, 2000, the Board of Directors of the registrant resolved to borrow three million and two hundred thousand dollars (interest-free for one year) from the registrant's chairman and chief executive officer, Anthony C. Dike, MD, as fully described in Form 8-K formerly filed and hereby incorporated by reference.

On June 16, 2000, the registrant submitted an irrevocable proposal for the purchase of assets of Sirius Computerized Technologies Limited as fully described in Form 8-K formerly filed and hereby incorporated by reference.

On June 22, 2000, the registrant acquired substantially all the assets of Triad Microsystems, Inc., including all intellectual rights owned by Triad
Microsystems, Inc., as fully described in Form 8-K formerly filed and hereby incorporated by reference

On June 29, 2000, the registrant purchased all of the assets of Sirius Computerized Technologies Limited (Israel), consisting primarily of intellectual property and technology related to that company's software used in healthcare management. The asset purchase includes the highly innovative intellectual property commonly known as MedMaster and the associated Virtual Multi-object-architecture Database (VMDB), as well as all components, subsystems, source code and documentation, as fully described in Form 8-K formerly filed and hereby incorporated by reference

On June 30, 2000, the registrant entered into a Master Value added-reseller agreement with its InterCare.Com, Inc., subsidiary. Under the terms of this agreement, InterCare will market, train and support the MedMaster(tm) Suite of Software programs on behalf of the registrant, in return for 40% of the net purchase price of the software, and 60% of the maintenance fees payable by the potential customer.


PART  II  -  OTHER  INFORMATION


                                   SIGNATURES


Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MERIDIAN  HOLDINGS,  INC.

DATE:  August  12,  2000
                                   By:  /s/  Anthony C. Dike
                                        -------------------
                                          Anthony C. Dike
                                            Chairman/CEO

EX-27.1
                             FINANCIAL  DATA  SCHEDULE

[ARTICLE]  5
[MULTIPLIER].1

[PERIOD-TYPE]                               3-MOS
[FISCAL-YEAR-END]                      DEC-31-2000
[PERIOD-START]                         APR-01-2000
[PERIOD-END]                           JUN-30-2000
[CASH]                                      85,879
[SECURITIES]                             6,580,000
[RECEIVABLES]                              715,327
[ALLOWANCES]                                    -
<LOAN  PROCEEDS  &  INVENTORY>           3,206,528
[CURRENT-ASSETS]                         4,007,734
[PP&E]                                     127,907
[DEPRECIATION]                              97,889
[TOTAL-ASSETS]                          10,622,293
[CURRENT-LIABILITIES]                       89,930
[BONDS]                                          0
[PREFERRED-MANDATORY]                            0
[PREFERRED]                                      0
[COMMON]                                    94,361
[OTHER-SE]                               6,947,092
[TOTAL-LIABILITY-AND-EQUITY]            10,622,293
[SALES]                                    751,315
[TOTAL-REVENUES]                           751,315
[CGS]                                      136,600
<OPERATING  EXPENSES>                      234,135
[OTHER-EXPENSES]                            22,546
[LOSS-PROVISION]                                 0
[INTEREST-EXPENSE]                               0
[INCOME-PRETAX]                            403,126
[INCOME-TAX]                                     0
[INCOME-CONTINUING]                              0
[DISCONTINUED]                                   0
[EXTRAORDINARY]                                  0
[CHANGES]                                        0
[NET-INCOME]                               403,126
[EPS-BASIC]                                      0
<EPS-DILUTE>                                     0

<!-- EDIT LINE -->