Form 10QSB
period 2000-09-30
MERIDIAN HOLDINGS INC
filed 2000-11-14
CIK 1071758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D.  C.  20549

                                  FORM  10-QSB


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For  the  Quarterly  Period  Ended          September  30,  2000

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

As of September 30, 2000, Meridian Holdings, Inc., Registrant had 93,916,895 shares of its $0.001 par value common stock outstanding. Based upon the closing price at such date, aggregate market value was $29,349,030

                                        Page 1 of 12 sequentially numbered pages
                                                                       Form 10-Q
                                                              Third Quarter 2000

                            MERIDIAN  HOLDINGS,  INC.


                                      INDEX


                                                                       PAGE
                                                                       ----

PART  I.  FINANCIAL INFORMATION

          Balance Sheets - September  30, 2000                           2

          Statements of Operations for the Nine Months
          Ended  September  30, 2000                                     3

          Statement of Cash Flows for the Nine Months
          Ended September  30, 2000                                      3

          Notes to Financial Statements                                4-5

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      6

PART II   OTHER INFORMATION

          Additional Information                                         7

          Signature                                                     12

                             MERIDIAN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  SEPTEMBER 30,
                                   (UNAUDITED)


                                                      2000        1999
                                                   ==========  ===========
Current Assets:
  Cash In Bank                                       410,498       77,101
  Accounts Receivable                                587,804      282,226
  Inventories                                          6,732       25,557
                                                   ----------  -----------
Total Current Assets                               1,009,575      384,883
                                                   ----------  -----------
Fixed Assets:
  Computer Equipment                                  63,064      112,628
  Leasehold Improvements                               6,500        6,500
  Office Furniture & Fixtures                         36,603       36,603
  Office Equipment                                    25,187        7,262
  Computer Software                                   16,989        5,956
  Medical Equipment                                    5,391        6,150
                                                   ----------  -----------
Total                                                153,734      175,098
Depreciation Reserve                                 (97,889)    (146,642)
                                                   ----------  -----------
Total Fixed Assets                                    55,845       28,457
Other Assets:
  Investments                                      7,945,067          500
  Prepaid Rent Deposit                                 4,541        4,791
  Organization Costs (net)                                         20,333
                                                   ----------  -----------
Total Other Assets                                 8,005,453       25,624
                                                   ----------    ----------
Total Assets                                       9,010,487      438,964
                                                   ==========  ===========

      Current Liabilities                            117,108       68,991


      Long Term Liabilities                        3,685,754      148,630
                                                   ----------  -----------
Total Liabilities                                  3,802,862      217,621
                                                   ----------  -----------
Shareholders' Equity:

  Common Stock, Par Value $0.001 Per Share;           93,916       26,958
  Authorization 100,000,000 shares;  Issued and
  Outstanding 93,916,485 Shares
  Additional Paid In Capital                       5,367,259    1,015,460
  Accumulated Deficit                               (253,551)    (821,075)
                                                   ----------  -----------
Total Shareholders' Equity                         5,207,625      221,343
                                                   ----------  -----------
Total Liabilities & Shareholders' Equity           9,010,487      438,964
                                                   ==========  ===========


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MERIDIAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                 Three Month Ended     Nine Months Ended
                                    September 30,        September 30,
                               --------------------  ----------------------
                                  2000       1999        2000       1999
                               ----------  --------  -----------  ---------
Revenues:
  Professional Fees              295,888  336,642      934,388    976,534
  Software Sales                                       450,000
Cost of Revenues                (152,013)(163,940)    (490,050)  (459,246)
     ----------  --------  -----------  ---------
Gross Profit                     143,875  172,701      894,338    517,287

Operating Expenses               210,899  165,451      686,449    380,041

Net Income from Operations       (67,024)   7,251      207,889    137,246
Net Other Income                 (14,908)     342        2,007      ( 413)
                               ----------  --------  -----------  ---------
Net Income                       (81,932)   7,593      209,896    136,833
                               ----------  --------  -----------  ---------
Net Income Per Common Share                               0.002
Common shares Outstanding                            93,916,485

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MERIDIAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  SEPTEMBER 30,
                                   (UNAUDITED)


                                                         NINE MONTHS END
                                                          SEPTEMBER 30,
                                                       --------------------
                                                         2000       1999
                                                       =========  =========
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                                     (81,932)     7,593
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation                                                     5,314
    Loss on Abandonment of Fixed Assets                             13,246
  Changes in assets and liabilities:
    Accounts Receivable                                127,523     (46,091)
    Inventories                                           (204)    (14,060)
    Other Investments
    Prepaid Rent Deposit                                           (4,791)
    Accounts Payable                                    27,178    (150,405)
    Payroll Taxes                                                     (985)
    Loan Payables                                                 (493,895)
                                                       ---------  ---------
  NETCASH USED IN OPERATING ACTIVITIES                  72,565    (684,074)
                                                       ---------  ---------

  CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of property and equipment                 (25,827)    (20,975)
    Organization Costs                                              (9,453)
    Reduction in Retained Earnings
                                                       ---------  ---------
  NET CASH USED IN INVESTING ACTIVITES                 (25,827)    (30,428)
                                                       ---------  ---------

  CASH FLOW FROM FINANCING ACTIVITIES
    Issuance of Company Stock - Cash                   103,572      55,246
    Common stock issued to retire MMG notes                        500,000
    Proceeds From LT debt                             (100,482)
                                                       ---------  ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES              3,090     555,246
                                                       ---------  ---------

  NET DECREASE IN CASH                                  49,829    (159,076)

  CASH AT BEGINNING OF PERIOD                          (36,729)    107,117
                                                       ---------  ---------
  CASH AT END OF PERIOD                                 13,100     (51,959)
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

Estimates.

The   preparation   of   financial  statements  in  conformity  with
generally  accepted accounting principles requires management to make  estimates
and   assumptions  that   affect  certain   reported  amounts   and  disclosures
Accordingly,  actual  results  could  differ  from  those  estimates.

Inventory.

Inventories consists of purchased computer and software products, stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Recognition of Revenues.

The Company' products and services are provided based upon purchase orders and contractual agreements. Revenues from sale of software are recorded upon delivery and installation of the software at the customer site. Revenues from services are recorded upon performance. Revenue is also recognized when the purchase price of the software product is agreed upon by the customer and collectibility is reasonably assured.

Software Development Cost

Software development costs are charged to operations

Fair  Value  of  Financial  Instruments  and  Concentration  of  Credit  Risk.

The carrying amounts of cash, receivables, prepaid banner advertisements fees by the registrant, accounts payables and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

Basic and Diluted Net  Loss  Per  Common  Share.

In accordance with SFAS No. 128, "Computation of Earnings Per Share," basic earnings per share is computed by dividing the net earnings available to Common stockholders for the period by the weighted average number of common shares outstanding during the period.

The net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding. For purposes of computing the weighted average number of shares, all stock issued with regards to the founding of the Company is considered to be "cheap stock" as defined in SEC Staff Accounting Bulletin 4D and is therefore counted as outstanding for the entire period.

Common equivalent shares, consisting of incremental common shares issuable upon the exercise of stock options and warrants are excluded from diluted earnings per share calculation if their effect is anti-dilutive.

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was amended by SFAS No. 137. The
Company is required to adopt this new standard in April 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS No. 133 is expected to have no material impact on the Company's financial condition or results of operations.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on Costs of Start-up Activities" ("SOP 98-5"), which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred. The adoption of SOP 98-5 had no material effect on the Company's financial position or results of operations.

The Company adopted SFAS No. 130, "Reporting Comprehensive Income." For year-end financial statements, SFAS No. 130 requires that comprehensive income, which is the total of net income and all other non-owner changes in equity, be displayed in a financial statement with the same prominence as other consolidated financial statements. The Company displays the components of other comprehensive income in the accompanying statements of stockholders' equity and comprehensive income (loss).

The  Company  has  adopted  SFAS  No.  101,  "Revenue  Recognition."
This rule stipulates that revenue be recognized when the purchase price for the product is fixed and determined between the seller and the buyer, and the collectibility is reasonably assured. This policy will not have a material impact on the companies financial position or results of operation.

NOTE  2  --  ORGANIZATION
             ------------

Meridian Holdings, Inc. (NASDAQ: Bulletin Board-MEHO) was incorporated under the laws of the state of Colorado on October 13, 1998. The Company is located in the city of Los Angeles, CA USA.

Meridian Holdings, Inc. is an acquisition-oriented holding company focused on building, operating and managing a portfolio of business-to-business companies. Meridian seeks to acquire majority or controlling interests in companies engaged in e-commerce, e-communication, and e-business services, which will allow the holding company to actively participate in management, operations and finances. Meridian's network of affiliated companies is designed to encourage maximum leverage of information technology, operational excellence, industry expertise and synergistic business opportunity. Meridian is committed to building shareholder value by positioning affiliated companies as independent business entities in which Meridian shareholders enjoy equity participation.

Income per share -- The Company has calculated the income per common share based
----------------
upon 93,916,895 shares issued and outstanding. The net income per share was $0.002.

NOTE  3  --  LEASE  OBLIGATION
             -----------------

The Company's corporate offices are located at 900 Wilshire Boulevard, Suite 500, Los Angeles, California 90017. The Company is required to pay $4,791.00 per month rental. The Company was required to make a lease deposit of $4,541.34. The lease expires on February 28, 2001. The telephone number is
(213) 627-8878. The Company has additional office space located at 1601 Centinela Avenue, Inglewood, California 90302. The Company is required to pay $2,000.00 per month rental. The Company was not required to make a lease deposit. This lease is on a month to month basis.

                            MERIDIAN  HOLDINGS,  INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE  4  -  CAPITALIZATION
            --------------
As of September 30, 2000, there were 93,916,895 Common Shares of the Company issued and outstanding. There were no Preferred Shares issued or outstanding. One million shares of Company's Common Stock were issued to MMG Investments, Inc. at the fair market value of $0.5 per share on the day of exercise. These shares were issued to satisfy the debt of $500,000 incurred by the acquisition of 51% of Intercare Diagnostics, Inc.(later renamed InterCare.com, Inc.). On July 3rd 2000, the company effectuated a 3:1 stock split, with resultant increase in the outstanding common shares of 93,916,895

NOTE  5  --  PROPERTY  AND  EQUIPMENT
           --------------------------

Property and equipment are stated at cost. Acquisitions having a useful life in excess of one (1) year are capitalized. Repairs and maintenance are expenses in the year incurred. Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets, normally five (5) to seven
(7)  years.

     Property  and  equipment  as of September 30,  2000   and  1999
     is Summarized as   of  the  following:

               Computer  Equipment  &  Software     $63,064  $112,628
               Leasehold  Improvements                6,500     6,500
               Office  Furniture  &  Fixtures        36,603    36,603
               Computer  Software                    16,989     5,956
               Medical  Equipment                     5,391     6,150
               Office  Equipment                     25,187     7,262
                                                 ---------- ---------
               Total                                153,734   175,098
               Less:  Accumulated  Depreciation     (97,889) (146,642)
                                                 ---------- ---------

               Total  Property  &  Equipment         55,845    23,963
                                                 ==========  =========

NOTE  6  --  INCOME  TAXES
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

As a result of the above carryforwards, there is no provision for income tax for the nine months ended September 30, 2000.

                            MERIDIAN  HOLDINGS,  INC.


THE  COMPANY

Meridian Holdings, Inc. (NASDAQ: Bulletin Board - MEHO) was incorporated under the laws of the State of Colorado on October 13, 1998. The Company is an Internet based company with special emphasis on e-Commerce. The Company's activities have been limited to capital formation and the development of a business plan. The Company became fully reporting under Securities & Exchange Commission guidelines on March 31, 1999. Meridian Holdings, Inc. acquired the Capnet Group of Companies on May 25, 1999. The Company is focusing on providing services that will generate recurring revenue. Internet based communities, an on-line mall, classified advertisement and auction websites will be developed, acquired or be affiliated with the Company. The Company expects that the majority of its revenues will initially consist of recurring subscription revenues and revenues from management service agreements. If the Company is successful in increasing its subscriber base, building brand recognition and increasing traffic on its Web site, the Company expects revenues from advertising, transaction and sponsorship fees to increase as percentages of its total revenues. On September 18, 1999, the company acquired 51% of all the outstanding Common Stock of Intercare Diagnostics, Inc. a California Corporation, and a United States FDA registered Bio-Medical Software Manufacturing Company, located in the city of Inglewood California, in exchange for assumption of debt and services. On June 29th, 2000, the company acquired all the assets of Sirius Computerised Technology through the Israeli Bankruptcy court.

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

LACK  OF  A  PRESENT  MARKET  FOR  SECURITIES

The Common Stock is currently quoted on the Bulletin Board, maintained by the National Association of Security Dealers, Inc. ("NASD") under the Symbol:
MEHO, and there is presently only a very limited market for the Common Stock. Historically the spread between the bid and asked price of the Company's Common Stock has been large reflecting limited trading in the stock. The trading price for the Common Stock has fluctuated widely in the recent past. See "Common Stock Price Range."

MARKET  FOR  COMMON  STOCK

The Common Stock is traded on the Bulletin Board maintained by the National Association of Securities dealers, Inc. under the symbol "MEHO." The Price Range of the Company's Common Stock has varied significantly in the past months ranging from a high bid of $0.80 and a low bid of $0.185 per share. The above prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

SELECTED  FINANCIAL  DATA

Cash and cash equivalents totaled $410,498 at September 30, 2000 compared to $77,101 at September 30, 1999. The increase in cash was due to the sales of software to customers in the second quarter and paid in the third quarter. The Company had net accounts receivables of $587,804 at September 30, 2000 compared to $282,226 at September 30, 1999. This increase in accounts receivables was due to the intercompany receivables from the registrant's subsidiaries whose activities and expenditures are currently being borne by the registrant.

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

LIQUIDITY  AND  CAPITAL  RESOURCES  OF  THE  COMPANY.

With the completion of the acquisition of the Sirius Computerized Technologies Limited(Israel) and establishment of Corsys Group, LTD , the latter as the Research and Development subsidiary, into the Company, the operations have changed significantly. With the increased operations, however, there is also an increase in commitments and cash requirements.

Long-term cash requirements, other than normal operating expenses, are anticipated for the continued development of the Company's business plans. The Company will need to raise additional funds from investors in order to complete these business plans. There is no assurance that such funds will be available, and even when available, the terms may be very prohibitive.

RESULTS  OF  OPERATIONS

The Company generated revenues from operations of $1,384,388 during the nine-month period ended September 30, 2000, compared to the revenues from operations of $976,534 during the nine-month period ended September 30, 1999. This represents an increase in revenues of 70% from the year earlier. The Company recorded a net profit from operations of $209,896 during the nine-month period ended September 30, 2000, compared to a net operating profit of $136,833 during the period ended September 30, 1999.

Management anticipates that general operating expenses will increase, as it develops the viability of its acquired software (MedMaster), and as it pursues vigorously its acquisition of new business opportunities and the integration of the existing ones.

The Company incurred a loss of $81,932 for the third quarter of 2000, as compared to a profit of $403,126 for the second quarter. This loss, which is anticipated, was due to the amount of time, effort and resources that were required to be expended to develop the software acquired in the second quarter; the hiring of additional technical and support-staff, marketing and outside consultants; acquisition of additional office equipment; expansion of office space; marketing and increase in outside consultants' fees.

There are no seasonal aspects of the Company's business that had, or are expected to have, a material effect on the financial conditions or results of operations.

PLAN  OF  OPERATIONS

On July 3, 2000, Capnet IPA, a division of Meridian Holdings Inc., announced that it has renewed its contracts with the County of Los Angeles -
Department  of  Health  Services  Community  Health  Plan.   The  agreements,
No. H207146-1, No. H207148-1 and No. H207190-1, provide that Capnet IPA provide services regarding health-care transactions and management for the County of Los Angeles - Department of Health Services Community Health Plan's contracted members, through Capnet's network of Affiliated Physicians, Hospitals and other ancillary services providers within the greater Los Angeles County.

The agreements were extended for a 36-month period. The company projects that its agreements with the County of Los Angeles - Department of Health Services Community Health Plan will provide revenue in the range of $4,500,000 to $6,800,000 during the extension period.

In August of 2000, the Company (and/or through its InterCare.com subsidiary) entered into series of marketing, licensing , or professional services agreements with several entities in an effort to market its MedMaster and its suite of software. Among these entities are: Health Laboratory Research Institute (for the development of patient - focused web-site); Healthcare.com, with which it inks its first software licensing agreement; Birman Managed Care, Inc. - joint marketing and professional services agreement; IMG Group - preferred implementation partnership agreement; and UIS - for the deployment of MedMaster computer-based patient record keeping agreement.

On September 11, 2000, the Company appointed Isaac Elkabets as the Chief Executive Officer of Corsys Group LTD, its wholly owned subsidiary based in Israel.

PART  II     -  OTHER  INFORMATION

ADDITIONAL  INFORMATION

Shareholder  meeting  and  Proxy  Vote.

The Company is currently organizing the annual shareholder meeting to be held on January 5, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MERIDIAN  HOLDINGS,  INC.

DATE:  November 3, 2000
                                   By:  /s/  Philip Falese
                                        ----------------------
                                           Philip Falese
                                     Chief  Financial  Officer