Form 10QSB/A
period 2000-09-30
MERIDIAN HOLDINGS INC
filed 2000-11-21
CIK 1071758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D.  C.  20549

                                 AMENDED FORM  10-QSB


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

As of September 30, 2000, Meridian Holdings, Inc., Registrant had 93,916,485 shares of its $0.001 par value common stock outstanding. Based upon the closing price at such date, aggregate market value was $29,349,030

                                        Page 1 of 12 sequentially numbered pages
                                                                       Form 10-Q
                                                              Third Quarter 2000

                            MERIDIAN  HOLDINGS,  INC.


                                      INDEX


                                                                       PAGE
                                                                       ----

PART  I.  FINANCIAL INFORMATION

          Balance Sheets - September  30, 2000                           4

          Statements of Operations for the Nine Months
          Ended  September  30, 2000                                     5

          Statement of Cash Flows for the Nine Months
          Ended September  30, 2000                                      6

          Notes to Financial Statements                               7-11

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                  11-12

PART II   OTHER INFORMATION

          Additional Information                                        12

          Signature                                                     12

                             MERIDIAN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  SEPTEMBER 30,
                                   (UNAUDITED)


                                                      2000        1999
                                                   ==========  ===========
Current Assets:
  Cash In Bank                                     $ 410,498   $   77,101
  Accounts Receivable                                587,804      282,225
  Inventories                                          6,732       25,557
                                                   ----------  -----------
Total Current Assets                               1,005,034      384,883
                                                   ----------  -----------
Fixed Assets:
  Computer Equipment                                  63,064      112,627
  Leasehold Improvements                               6,500        6,500
  Office Furniture & Fixtures                         36,603       36,603
  Office Equipment                                    25,187        7,262
  Computer Software                                   16,989        5,956
  Medical Equipment                                    5,391        6,150
                                                   ----------  -----------
Total                                                153,734      175,098
Depreciation Reserve                                ( 97,889)    (146,641)
                                                   ----------  -----------
Total Fixed Assets                                    55,845       28,457
                                                   ---------   -----------

Other Assets:
  Investments                                      7,945,067          500
  Prepaid Rent Deposit (Note 3)                        4,541        4,791
  Organization Costs (net)                                         20,333
                                                   ----------  -----------
Total Other Assets                                 7,949,608       25,624
                                                   ----------- -----------
Total Assets                                     $ 9,010,487  $   438,964
                                                   ==========  ===========

      Current Liabilities                        $   117,108  $    68,991


      Long Term Liabilities                        3,685,754      148,630
                                                   ----------  -----------
Total Liabilities                                  3,802,862      217,621
                                                   ----------  -----------
Shareholders' Equity:

  Common Stock, Par Value $0.001 Per Share;           93,916       26,958
  Authorization 100,000,000 shares;  Issued and
  Outstanding 93,916,485 Shares
  Additional Paid In Capital                       5,367,259    1,015,460
  Accumulated Deficit                               (253,550)    (821,075)
                                                   ----------  -----------
Total Shareholders' Equity                         5,207,625      221,343
                                                   ----------  -----------
Total Liabilities & Shareholders' Equity          $9,010,487   $  438,964
                                                   ==========  ===========


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MERIDIAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                 Three Months Ended     Nine Months Ended
                                    September 30,        September 30,
                               --------------------  ----------------------
                                  2000       1999        2000       1999
                               ----------  --------  -----------  ---------
Revenues:
  Professional Fees             $295,888 $336,642     $934,388   $976,534
  Software Sales                                       450,000
Cost of Revenues                (152,013)(163,940)    (490,050)  (459,246)
     ----------  --------  -----------  ---------
Gross Profit                     143,875  172,701      894,338    517,288

Operating Expenses               210,899  165,451      686,449    380,041

Net Income from Operations       (67,024)   7,251      207,889    137,247
Net Other Income                 (14,908)     342        2,007      ( 414)
                               ----------  --------  -----------  ---------
Net Income                      $(81,932)  $7,593     $209,896   $136,833
                               ----------  --------  -----------  ---------
Net Income Per Common Share     0.00087   0.00028       0.0022     0.00507
Common shares Outstanding     93,916,485 26,957,500  93,916,485  26,957,500

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MERIDIAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  SEPTEMBER 30,
                                   (UNAUDITED)


                                                         NINE MONTHS ENDING
                                                          SEPTEMBER 30,
                                                       --------------------
                                                         2000       1999
                                                       =========  =========
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                                   $209,896    $136,833
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation                                         7,703       5,314
    Loss on Abandonment of Fixed Assets                             13,246
  Changes in assets and liabilities:
    Accounts Receivable                               (356,193)    (46,091)
    Inventories                                         (2,398)    (14,060)
    Other Investments
    Prepaid Rent Deposit                                (4,541)     (4,791)
    Accounts Payable                                    27,178    (150,405)
    Payroll Taxes                                                     (985)
    Loan Payables                                       20,803    (493,895)
                                                       ---------  ---------
  NETCASH USED IN OPERATING ACTIVITIES                 (97,552)   (554,834)
                                                       ---------  ---------

  CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of property and equipment                 (36,767)    (20,975)
    Organization Costs                                              (9,453)
    Reduction in Retained Earnings
                                                       ---------  ---------
  NET CASH USED IN INVESTING ACTIVITES                 (36,767)    (30,428)
                                                       ---------  ---------

  CASH FLOW FROM FINANCING ACTIVITIES
    Issuance of Company Stock - Cash                   103,572      55,246
    Common stock issued to retire MMG notes                        500,000
    Proceeds From LT debt                               90,783
                                                       ---------  ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES            194,355     555,246
                                                       ---------  ---------

  NET DECREASE IN CASH                                  60,036     (30,016)

  CASH AT BEGINNING OF PERIOD                          144,890     107,117
                                                       ---------  ---------
  CASH AT END OF PERIOD                               $ 204,926   $ 77,101
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

Software Development Cost

Software development costs are charged to operations

Fair  Value  of  Financial  Instruments  and  Concentration  of  Credit  Risk.

The carrying amounts of cash, receivables, prepaid banner advertisements fees by Meridian Holdings, Inc. (the parent company), accounts payables and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

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

Income per share -- The Company has calculated the income per common share based
----------------
upon 93,916,485 shares issued and outstanding. The net income per share was $0.002.

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

NOTE  4  -  CAPITALIZATION
            --------------
As of September 30, 2000, there were 93,916,485 Common Shares of the Company issued and outstanding. There were no Preferred Shares issued or outstanding. One million shares of Company's Common Stock were issued to MMG Investments, Inc. at the fair market value of $0.5 per share on the day of exercise. These shares were issued to satisfy the debt of $500,000 incurred by the acquisition of 51% of Intercare Diagnostics, Inc.(later renamed InterCare.com, Inc.). On July 3rd 2000, the company effectuated a 3:1 stock split, with resultant increase in the outstanding common shares of 93,916,485

NOTE  5  --  PROPERTY  AND  EQUIPMENT
           --------------------------

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
             -------------

Operating  Loss  and  Tax  Credit  Carryforwards

The Company has loss carryforwards totaling $864,852 as of September 30, 2000 that may be offset against future taxable income. If not used, the carryforwards will expire as follows:

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

LIQUIDITY  AND  CAPITAL  RESOURCES  OF  THE  COMPANY.

With the completion of the acquisition of the Sirius Computerized Technologies Limited(Israel) and establishment of Corsys Group, LTD (Israel), the latter as the Research and Development subsidiary, into the Company, the operations have changed significantly. With the increased operations, however, there is also an increase in commitments and cash requirements.

Long-term cash requirements, other than normal operating expenses, are anticipated for the continued development of the Company's business plans. The Company will need to raise additional funds from investors in order to complete these business plans. There is no assurance that such funds will be available, and even when available, the terms may be very prohibitive.

RESULTS  OF  OPERATIONS

The Company generated gross revenues from operations of $1,384,388 during the nine-month period ended September 30, 2000, compared to the revenues from operations of $976,534 during the nine-month period ended September 30, 1999. This represents an increase in revenues of 70% from the year earlier. The Company recorded a net profit from operations of $209,896 during the nine-month period ended September 30, 2000, compared to a net operating profit of $136,833 during the period ended September 30, 1999.

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

The agreements were renewed for a 36-month period. The company projects that its agreements with the County of Los Angeles - Department of Health Services Community Health Plan will provide revenue in the range of $4,500,000 to $6,800,000 during the extension period.

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

Legal Issues
None

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN  HOLDINGS,  INC.

DATE:  November 20, 2000
                                   By:  /s/  Philip Falese


                                        ----------------------
                                           Philip Falese
                                     Chief  Financial  Officer