Form 10KSB
period 2000-12-31
MERIDIAN HOLDINGS INC
filed 2001-04-12
CIK 1071758

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D.  C.  20549

                                  FORM  10-KSB

(  X  )   ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR 15 (d) OF THE SECURITIES
                                    EXCHANGE  ACT  OF  1934

          For  the  Fiscal Year Period Ended       December  31,  2000

         (   )     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
           EXCHANGE  ACT  OF  1934

           For the Transition Period From  ___________ to ____________

                        COMMISSION FILE NUMBER:   0-30018


                             MERIDIAN HOLDINGS,INC.

             (Exact Name of Registrant as Specified in its Charter)

              COLORADO                                   52-2133742

        (State of Other Jurisdiction of             (I.R.S.  Employer
     Incorporation  or  Organization)               Identification  Number)

        900 WILSHIRE BOULEVARD, SUITE 500, LOS ANGELES, CALIFORNIA 90017

                    (Address of Principal Executive Offices)

                                 (213) 627-8878

              (Registrant's telephone number, including area code)

                                       N/A

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

The  Registrant's revenues for the year ended December 31, 2000 were $3,155,291.

As of December 31, 2000, Meridian Holdings, Inc., Registrant had 93,956,485 shares of its $0.001 par value common stock outstanding. Based upon the closing price at such date, aggregate market value was $11,739,560
                                        Page 1 of 49 sequentially numbered pages
                                                                     Form 10-KSB
                       Annual Report For The Fiscal Year Ended December 31, 2000

DOCUMENTS  INCORPORATED  BY  REFERENCE


                                TABLE OF CONTENTS
PART  I                                                                     4
Business                                                                    4
Strategy                                                                    4
Business  Objectives  Using  The  Internet                                  4
Marketing  Strategy                                                         4
Target  Segments                                                            5
Business  Units  And  Affiliated  Partners                                  5
Capnet.Com                                                                  5
Benefits  of  The  Company's  Model                                         5
Capnet  Document  Archives  (Information  Warehouse)                        6
Capnet  News  Service                                                       6
Capnet.Com  Healthcare  Transaction  Management  Module                     6
Historical  Perspective                                                     6
Consolidation  Structure                                                    7
Capnet  IPA                                                                 8
Affiliation  Strategy                                                       8
Corsys  Group  Ltd                                                          9
Virtual  Multi-Object  Database  (VMDB  )                                  10
Systems  Integration                                                       10
Component  Technologies                                                    11
The  Medical  Knowledge  Base  Data  Model  And  Concept                   12
Sub-Classing                                                               12
Security                                                                   12
The  MedMaster  Enterprise  Solution                                       13
The  MedMaster  ASP  Solution                                              13
The  Competition                                                           13
Meridian's  Competitive  Advantages                                        14
Strategy                                                                   15
Our  Product  Features  And  Benefits                                      16
Medmaster  Products  List  Price  For  The  U.S.A  And  Puerto  Rico       17
Acute  Care/Sub  Acute Care/Inpatient Workstation Licenses (Wardmaster )   18
Ambulatory  Care/Outpatient  Workstation  Licenses  (Clinicmaster  )       18
Medmaster  Nursing  Workstation  Licenses  (Caremaster  Functionality)     18
Medmaster  Imaging  Archiving  licenses  (ImageMaster  )                   19
The  Key  Elements  of  Our  Business  Strategy                            19
Future  Growth  of  Our  Business  Model                                   19
Telecommunications  Component                                              20
Opportunity  For  Connectivity                                             20
Sales  And  Marketing                                                      20
CGI  Communications  Services,  Inc.                                       21
Industry                                                                   21
Business  Strategy                                                         21
Corporate  Information                                                     22
InterCare.com-dx,  Inc.                                                    22
Vision  and  Mission                                                       23
Market  &  IT  Trends                                                      23
Corporate  Information                                                     23
Meridian  Health  Systems,  Inc.                                           23
Corporate  Information                                                     24
General  Overview                                                          26
System  Development  And  Operation                                        26
Management  of  Potential  Growth                                          26
New  Business  Areas                                                       26
International  Expansion                                                   27
Business  Combinations  And  Strategic  Alliances                          27
Rapid  Technological  Change                                               27
Domain  Names                                                              28
Online  Commerce  Security                                                 28
Developing  Market                                                         28
Certain  Activities  on  the  Company's  Service                           29
Online  Commerce  Security                                                 29
Acquisitions                                                               30
Information  Disseminated  Through  the  Company's  Service                30
Warehousing  And  Fulfillment                                              30
Technology                                                                 31
Competition                                                                31
Revenues                                                                   32
Properties                                                                 33
Legal  Proceedings                                                         33
Submission  of  Matters  to  a  Vote  of  Security  Holders                34
PART  II                                                                   34
Market  for  Registrant's  Common Equity and Related Stockholder Matters   34
Selected  Financial  Data                                                  34
Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.                                       34

Liquidity  And  Capital  Resources  of  The  Company.                      34
Results  of  Operations                                                    34
Recent  Events                                                             35
Risks  Associated  with  Managing  Growth                                  38
Quantitative  and  Qualitative  Disclosures  About  Market  Risk           38
Financial  Statements                                                      38
Changes  in  and  Disagreements  With  Accountants  on
Accounting and Financial Disclosures.                                      38
PART  III                                                                  38
Directors  and  Executive  Officers  of  the  Registrant                   38
Term  and  Classification  of  Board  of  Directors                        39
Meetings  And  Committees  of  The  Board  of  Directors                   40
Executive  officers                                                        40
Executive  Compensation.                                                   40
Annual  Compensation                                                       41
Security  Ownership  of  Certain  Beneficial  Owners  and  Management      41
Certain  Relationships  and  Related  Transactions                         42
PART  IV                                                                   42
Exhibits,  Financial  Statement  Schedules  and  Reports  of  Form  8-K    42
Signatures                                                                 42
Exhibit  A                                                                 43

PART  I

                                    BUSINESS

Meridian Holdings, Inc. (OTC Bulletin Board - MEHO) was incorporated under the laws of the State of Colorado on October 13, 1998. The Company is an Internet based company with special emphasis on e-commerce, e-communications and e-business. The Company became fully reporting under Securities & Exchange Commission guidelines on March 31, 1999. The Company's common stock started trading on the OTCBB on August 26, 1999. The Company is an acquisition-oriented holding company focused on building, operating and managing a portfolio of business-to-business companies. Meridian seeks to acquire majority or controlling interests in companies engaged in e-commerce, e-communication, and e-business services, which will allow the holding company to actively participate in management, operations and finances. Meridian's network of affiliated companies is designed to encourage maximum leverage of information technology, operational excellence, industry expertise and synergistic business opportunity.

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

                     BUSINESS OBJECTIVES USING THE INTERNET
1. Use the internet as an improvement to the current business communications environment, and as an adjunct to the Company's advertising and marketing strategy, or part of an online sales effort.
2.     Increase  corporate  name  recognition  in  a  low-cost  manner.
3.     To  survey,  and  to  be  in  regular  communications  with,  customers.
4.     To  sell  the  Company's  product  globally.
5. The Company's target customer profile fits the demographics of the internet user community.
6. To match the Company's communications network to the internet communications environment.
                               MARKETING STRATEGY

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


                     BUSINESS UNITS AND AFFILIATED PARTNERS

The  Company  has  under  management  the  following  business  units:

1.     Capnet.com
2.     Meridian  Health  Systems,  Inc.
3.     Corsys  Group  Limited
4.     CGI  Communications  Services,  Inc.
5.     InterCare.com-dx,  Inc.
6.     Bidfair.com
7.     Bolingo.com

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

                         BENEFITS OF THE COMPANY'S MODEL

PHYSICIAN'S  INTERACTIVE.  The Company intends to offer an interactive web-forum
------------------------
for physicians to discuss various issues regarding their pharmaceutical usage and experience. This product will enable pharmaceutical manufacturers and managed care organizations to deliver drug education and detailing to physicians more efficiently and cost-effectively via the Internet, without the face-to-face interaction currently required. In future, as the technology evolves, the Company will offer interactive video conferencing to participating physicians and the pharmaceutical representatives to discuss their experience and pharmaceutical needs.

INTELLIGENT  REMINDER.  The  Company intends to offer a service to track patient
---------------------
compliance  with  prescribed  treatment  and  to  send  reminders  to  patients,
--
physicians and managed care organizations. By increasing compliance, the Company
--
expects to improve patient care and reduce unnecessary office visits, benefiting patients, physicians and managed care organizations.

PATIENT  EDUCATION. Through Capnet IPA and other healthcare entities the Company
------------------
intends to acquire, they will provide information to patients, enabling them to take a more active role in managing and improving the quality and cost of their healthcare. Specific information regarding health state, managed care and medications will be made available on the Web site and via e-mail.

                CAPNET DOCUMENT ARCHIVES (INFORMATION WAREHOUSE)

DATA  MINING  PRODUCTS.  As  a by-product of electronic prescribing, the Company
----------------------
accumulates  data  that  correlates  the medications prescribed with the related
---
diagnosis.  This  type  of  correlated  data is not readily available on a broad
---
scale  and  the  Company  believes  that  they  can  market it to pharmaceutical
---
manufacturers and managed care organizations. Currently, the Company is offering
---
such services, via the internet at http://www.capnet.com:5293/tr/. The Company currently offers information regarding healthcare, general market trends and archives of its Capnet News items.

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

While national health planning strategies were failing, the concept of managed care began to develop through the creation of Health Management Organizations, Preferred Provider Organizations, and Exclusive Provider Organizations (HMOs, POs, EPOs) and other variations on a theme.

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

The Company is employing a combination of online advertising and other marketing and promotional efforts aimed at defining a desirable online destination for healthcare professionals and consumers, attracting new subscribers and consumers, increasing traffic on its Web site and developing additional revenue opportunities. The Company also promotes Web based services through traditional print media, including trade journals, newspapers and magazines targeted at healthcare professionals and participates in trade-shows, conferences and speaking engagements as part of its ongoing public relations program. The Company plans to continue to allocate significant resources to marketing Capnet.com and Capnet IPA.

We will use a variety of tools to attract prospective customers, including editorials, articles and advertisements in trade journals, as well as executive seminars, exhibits at selected trade shows and other direct marketing techniques.

                                   CAPNET IPA

Capnet IPA ("Independent Physician Association"), with over 300 physicians, 15 community hospitals, 4 teaching Hospitals and other ancillary service companies contracted within its network, is the core component of Capnet.com's healthcare management division business. The linkage of these entities is imminent as the convergence of technology brings to bear the burden of information overload, currently one of the most critical problems in the healthcare industry. The Company believes that by using currently available Internet technology, most of the healthcare industry information processing could be handled more efficiently. To be competitive, the Company must license leading technologies, enhance its existing services and content, develop new technologies that address the increasingly sophisticated and varied needs of healthcare professionals and healthcare consumers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis.

                              AFFILIATION STRATEGY

Central to the new dynamic delivery model of management services is an economic alignment between Capnet IPA and:
1. Physicians and providers of healthcare services as partners and Shareholders who have demonstrated established practice patterns resulting in optimal utilization of healthcare services and disciplined cost control.
2. Tertiary care and community hospitals with shared interest in managing Risk contracts in a highly captitated managed care environment

3. Health plans and third-party payors whose members are assigned to Capnet IPA for provision of healthcare services.

To this end, the Company is in the process of acquiring additional healthcare-related companies whose business purpose and technology will further enhance the Company's ability to achieve its business goals and objectives in the healthcare industry.

The key components of management services to be provided to Capnet's affiliated healthcare providers and organizations include:
1.     Cost  efficiency  and  quality  outcome  analysis.
2.     R&D  product  substitution  compliance.
3.     Drug  utilization  data  analysis.
4.     Care  utilization  data  analysis.
5.     Care  provider  network  and  referral  pattern  analysis.
6.     Quality  management  incentive  compliance.
7.     Dynamic  and  comprehensive  clinical  pathways.
8.     Health  risk  and  needs  assessments  of  the  patient population served
9.     Electronic  medical  record  system.
10.     Clinical  laboratory  and  diagnostic  database  repositories.
11.     Contract  negotiations,  mergers  and  acquisition.
12.     Strategic  healthcare  planning,  marketing and implementation utilizing
13.     All  the  available  Internet  technologies  at  Capnet.com's  disposal.

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

CAPNET will develop a business approach to contracting with HMOs, PPOs and other managed care carriers and entities Contracts among the various elements of the health care delivery business should be fair to all parties, provide for reasonable administration and allow a fair profit.

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

CAPNET provides expertise to member practices in the area of clinical and business operations. Expertise is provided through standard operational techniques and procedures, as well as through an internal and contracted staff with expertise in a wide variety of fields. Support includes:
1.     Marketing
2.     Development  and  implementation  of  clinical  protocol
3.     Development  and  negotiation  of  risk  contracts

CAPNET will select providers based on credentials and ethical standards. A system of screening potential members is used to assure that problem practitioners are not invited to join. Providers will be selected based on the following criteria:

1.     Exceptional  clinical  standards
2.     High  ethical  standards
3. A demonstrated history of providing quality and cost-effective medical care.

                              CORSYS GROUP LIMITED

Corsys Group (Israel) Limited, located at Jerusalem Industrial Park, is a wholly-owned subsidiary as well as R&D division of Meridian Holdings, Inc. The company has highly talented software developers and an outstanding product development team. The core product developed by the team includes the MedMaster Clinical Application Software

The MedMaster solution, currently marketed by InterCare.com, Inc., a subsidiary of Meridian Holdings, Inc., our parent company is primarily aimed at establishing INTERCARE.COM-DX, as a major player in the clinical workstation market. The overall product is called MedMaster , and it utilizes several sub-systems:

<btb>
Product                                       Direct Application/Purpose

WardMaster(tm)                              Addresses acute care in the inpatient setting (hospital).

ClinicMaster(tm)                            Aimed at addressing the physician's office and clinics in the ambulatory care settings.

CareMaster(tm)                              Designed to address clinical pathways or clinical practice guidelines, care plans as well as the cost and staffing while addressing the quality control issues.

AncillaryMaster(tm)                         Designed for result reporting, particularly from the "feeder systems," including all of the ancillary systems such as
                                            laboratory,   radiology, pharmacy, etc.

ImageMaster(tm)                             Aimed at providing access to radiology images, including x-rays,
                                            MRIs, CAT scans, and  other images, as well as images of paper, including the retrospective medical record (digital images of the paper record, similar to that of IMNET)

Virtual Multi-Object Database (VMDB(tm))

Central Data Repositor(tm)                  Enabled by VMDB(tm) and supported by a registry, which is the system administrator's tool for controlling the enterprise environment, and the data dictionary, establishing the appropriate set of data elements comprising the patient record. It supports a virtual data model for the longitudinal computer-based patient record.

VMDB(tm) DataMiner                          Powerful search and retrieval tool for acquiring any information from the Central Data  Repository.

VMDB(tm) Administrator                      Addresses the system administrator requirements

BaseMaster(tm)                              Supports the system administrator in controlling virtually all aspects of the enterprise-wide facets of the system.

Medical Knowledge Base                      Developed by physicians to control the behavior and the content of the applications. It is enabled by VMDB.(tm)



The  VMDB  environment  has  several  major  components:
1.     A  Master  VMDB  Engine,  which  controls  the  production  databases.
2. A Journal engine, which distributes production data to multiple backup engines.
3. One or more Backup engines, supporting data redundancy and data mining, which can become immediately operational in case the Master server should fail.

The  following  are  among  licensees  of  this  database  technology:
1.     EDS-Plano  Texas,  USA
2.     Digital  Equipment  Corporation
3.     NASA
4.     Israeli  Postal  System
5.     South  African  Lottery  System

Meridian Holdings, Inc., is currently in negotiation with other vendors of data-warehousing products in the movies, video-on-demand, music and other entertainment industries to license its VMDB product.

                               SYSTEMS INTEGRATION

Corsys Group has produced what is called IntegrationMaster , which is an open middleware product, enabling bi-directional secure data exchange between the

MedMaster environment and other third party products. IntegrationMaster supports standard data exchange protocols, including HL7, and it can accommodate the HL7 standard as HL7 matures (the data model of HL7 has already been implemented in MedMaster data model). The IntegrationMaster Engine product also provides a control mechanism that can be managed remotely, using ISDN lines, dial-up lines, or an Internet-based connection. The product is being used at various healthcare facilities in both the state of Israel, as well as the United States of America.

                             COMPONENT TECHNOLOGIES

These include Powerbuilder, which Corsys Group uses to address the APIs and the DLLs for the front end; Corsys Group's 4GL, provides a compiler, a run-time version, and a graphical user interface debugger; and XPT , which provides for cross-platform, cross-network protocol libraries. In effect, it supports a transparent transport-communications layer.

Corsys Group has made a significant effort and been very successful in establishing a component architecture approach to building a very complex system. It has essentially created several building blocks with which it is able to build very significant system functionality. This development permits the Corsys group to create and debug small sections of code rather than trying to create a complex monolithic system. The major synthesis made here is to characterize clinical information as basically the same in all healthcare settings, including ambulatory care, acute care, long-term care, and home care. The primary difference in these healthcare settings is workflow (how the different members of the healthcare team function and interact, rather than the actual data in the record). This component approach/architecture has been well-tested and proven by the German-based company SAP, which has taken a similar component approach to building complex systems and dominates the corporate, mission-critical, production control market. The principal efforts of Corsys Group currently is to focus on building an entirely new infrastructure layer; that is, creating the building blocks themselves that enable their component technology architecture.

The MedMaster Central Data Repository supports the following nine fundamental requirements:

1. Provide independence of the feeder systems: ancillary, lab, radiology, etc.
2.     Provide  clinicians  access  as  an  integral  part  of  the  workflow.
3. Support a common, enterprise-wide lexicon, a vocabulary translation system.
4. Support a comprehensive data dictionary, which defines all the data elements.
5. Support a robust data model to maintain all of healthcare and other complex records that must be created and maintained.
6. Support real-time data mining. This is a controversial issue, and it is one that MEDMASTER software can address in two different ways, as described above.
7.     Support  multimedia.
8.     Support  a  longitudinal,  life-long  record  of  the  patient.
9.     Support  an  audit  trail.

InterCare MedMaster software takes an updated approach, looking at the records differently than many of their competitors. It looks at records as partially dynamic data and partially static data. Examples of relatively static data include immunizations, historical lab test results, etc. Moderately dynamic fields might include the medical history, which may change from time to time but usually not during each and every patient encounter. Then, of course dynamic information would include repeating fields such as temperature, blood pressure, and so forth. The system makes use of the ability to lockout simultaneous updates, and it alerts additional users when a physical lock is in place. The system never actually deletes any fields; it just marks them as "old" and retains them within the record.

The InterCare MedMaster supports six major database categories in its Central Data Repository solution:
1.     Registration/Demographic  Information
2.     Clinical  Information
3. Multimedia, supporting BLOBS, which are images, that can support up o 4 gigabytes for a given data element
4.     ADT  Information
5.     Billing  Information
6.     A  Miscellaneous  category

The Central Data Repository is formed primarily from the first five database categories, and InterCare MedMaster maintains control over its data model, though it is a virtual data model, for all five of these. The only database that the site has any control of is the Miscellaneous database. Here the system administrator works within certain constraints to control the data model concerning elements in that database. Though MedMaster is capable of indexing literally every single word (a word here could even be a number, such as temperature) of unstructured information, they have not yet developed sophisticated search capabilities, such as those seen in full-text retrieval applications, including word proximity, stop word lists, etc. But this capability of indexing to the current level is far beyond what most other CPR system vendors are capable of achieving today.

                THE MEDICAL KNOWLEDGE BASE DATA MODEL AND CONCEPT

There  are  three  major  sections  of  the  medical  knowledge  base:
1.     Application  "behavior"  rules  (navigation  control  &  medical lexicon)
2.     Clinical  guidelines  (protocols,  clinical  pathways  etc.)
3.     User  definable  application  components  (screens,  output  design etc.)

One of the distinguishing features of the InterCare MedMaster system is its ability to track costs of performing all types of procedures by starting to capture the amount of time each individual member of the healthcare team expends in addressing a given patient problem or applying a specific diagnosis to that problem. The product is sophisticated enough, in fact, to look at the number of nursing shifts, the variance in their hourly rates depending upon the hours of the day, weekends, holidays, etc.

                                  SUB-CLASSING

This is a capability specific to addressing the context sensitivity of the InterCare MedMaster product per each end user. In the current version, there is support for only one sub-classing dimension, but in the next version seven different dimensions are planned:

1. Organizational structure in multi-levels of hierarchy down to the sub-unit level
2.     Medical  specialty  and  its  associated  sub-specialties
3.     Clinical  processes, that is, outpatient or inpatient, including workflow
4.     Medical  profession,  i.e., the nurse's view, the oncologist's view, etc.
5.     Payers,  for  support  of  protocols  or  formularies or care plans, etc.
6.     Context-specific  medical  subject.
7.     Individual  user/clinician.

Any  of  the  following  may  be  further  sub-classed  or  customized:
1.     The  lexicon,  which  enables  tailoring  for  site-specific  needs
2.     Containers
3.     Protocols
4.     Conditional  orders
5.     Pathways
6.     Care  plans
7.     Templates
8.     Output  control

Subclassing allows for tremendous flexibility by permitting the user to address any concept or problem that might arise. This notion of sub-classing is one of the distinguishing elements of InterCare MedMaster clinical products.

                                    SECURITY

InterCare MedMaster can support security down to the individual-button level. That is, it supports data compartmentalization. Through the use of BaseMaster and other key system components, tit is possible to create a new group that can handle a situation similar to the following scenario|: Suppose that you have just admitted a celebrity to the coronary care unit ward, and you want only the three doctors who are directly providing care to have access to that record, plus five nurses. No one else would be able to gain access to any aspects of that patient's record. Access could be immediately limited on the basis of a specific patient, by department (e.g., psychiatry), by groups of users, or even by process (e.g., "need-to-know" such as diabetics).

The system's IntegrationMaster supports the mappings from the feeder Legacy systems through the interface engine, if one exists at the site, and finally mapping through a single interface bythe applications on the MedMaster side. MedMaster can support tens of thousands of transactions at any given moment, including transactions from ADT, lab systems, radiology systems and so forth. It employs a single Pentium II-which only realizes about a four-percent utilization.

                        THE MEDMASTER ENTERPRISE SOLUTION

MedMaster' V4.4.1 is a clinically-focused, fully-integrated CPR/CDR enterprise solution / platform based on a uniquely powerful Object database technology. MedMaster' incorporates a variety of products which enable:

1. Data entry through "drawing" on human anatomy by the variety of care providers at the point-of-care. These are available in a variety of settings in the distributed healthcare enterprise: hospitals, clinics, long-term care facilities and home care treatment.
2. Creation, utilization and on-going improvement of enterprise-wide, point-of-care, multi-specialty care standards, which optimize clinical outcomes at the minimal possible cost.
3. Management and automation of the different processes involving multi-disciplinary workflow and knowledge exchange typical to the variety of care providers in the healthcare enterprise.
4. Aggregation and integration of all lifetime patient data (clinical, multimedia, administrative, ADT and billing) from all Legacy systems into an enterprise-wide, 7d X 24h available CDR, and;
5. Ad-hoc mining, discovery and analysis of high quality, lifetime patient data by novice users in real-time.

                           THE MEDMASTER ASP SOLUTION

The Company recently deployed a web-enabled version of MedMaster V4.2 enterprise, as part of its broader VCA (Virtual Community Architecture) solution. The MedMaster VCA solution is targeting the full integration of consumers/patients and non-affiliated care providers into the entire care process.

MedMaster VCA(tm) is comprised of 3 prime layers:

Healthcare  enterprise  layer
-----------------------------

This layer implements the current capabilities of MedMaster V4.4.3 (plus additional enterprise functionality planned for MedMaster V5.0) over the Internet. It is designed to significantly reduce the cost of ownership in both on-going administration/maintenance, as well as in deployment of new MedMaster versions.

Non-affiliated  Care  Providers
-------------------------------
This layer enables care providers (primarily specialists), which are not members of the healthcare enterprise, access to lifetime patient data, order entry and result reporting using a standard browser. Access is provided only by the patient himself, utilizing either standard or biometric authentication.

Consumers
---------
This layer, based on standard browser access, enables full integration of the patient/consumer in the entire care process. This layer places the convenience and the satisfaction of each consumer/patient (i.e. health plan member) at its prime target. It supports the following major components: Request and allocation of care services per the consumer's personal preferences, provider-patient communication and consumer-centric medical content.

                                 THE COMPETITION

The Company's "conventional" competition is comprised from a limited number of large, publicly-traded Legacy enterprise software vendors: McKesson-HBOC, SMS, IDX (PHAMIS), Cerner and Eclipsys. The competition enjoys several major advantages over the Company, including:
1. Long relationships and influence on the existing customer base who were relatively satisfied with their legacy products in the past;
2. Established marketing infrastructure and a large professional sales force;
3.     Strong  financial  capabilities.

These companies primarily offer a multitude of non-integrated legacy solutions, many acquired through M&A transactions to buy market share and increase revenue. Further, tightening HIPAA security regulations and Y2K compliance issues, force the competition into a higher-than-usual level of effort and attention to support customers through safe passage of the Y2K problem during 1999. The negative effects of Y2K on the 1999 projected revenue of "traditional" healthcare IT vendors resulted in significant declines in their share prices during 1999. In the healthcare Internet space (excluding content providers), the important players are:
1.     WebMD
2.     MedicaLogic
3.     Confer
4.     Abaton

Each are positioned in a unique niche within the healthcare Internet space. Healtheon-WebMD is notably the most aggressive and visible player in the healthcare Internet space. Although it is approaching a variety of healthcare markets through a variety of channels and business models, Healtheon-WebMD prime target is: Become the one-stop portal for healthcare EDI (Electronic Data Interchange). Being primarily focused on administrative workflow & financial services optimization over the Internet, Healtheon-WebMD is well positioned to become a market leader in this multi-Billion healthcare EDI market. InterCare does not expect Healtheon-WebMD to become a player in the Internet / Enterprise / EMR space in the near future (it has a lot to "digest" from its recent acquisitions. However, as Healtheon-WebMD is a prime contender for the healthcare IT solutions provider "crown", and as highly-structured clinical data is expected to become a vital layer in healthcare data analysis, InterCare believes that at some point in time, Healtheon-WebMD will acquire a company in this space to further augment it solution offering.

MedicaLogic is not a pure Internet play, although its recently adopted Internet-centric strategy is key to its successful pursue of market leadership in the ambulatory EMR space. MedicaLogic's Logician Internet product is exclusively targeting physicians in the private practice / home office setting. Augmenting the Logician Internet (physician-centric) solution is the AboutMyHealth.com portal, enabling consumers to access their medical records over the Internet, where these records are managed through the Windows-based, ambulatory Logician solution. Although Logician and Logician Internet are not providing a true enterprise EMR/CDR solution, it is currently the most advanced and comprehensive endeavor to provide an Internet centric EMR management solution over the Internet. In this sense, InterCare views MedicaLogic as its significant competitor.

Confer (previously Araxsys) is another significant player in the healthcare / Internet space. Confer is publicly positioning itself as a viable contender to Healtheon-WebMD, McKesson-HBOC, IDX and its likes. Yet, under-the-hood, Confer's Internet-centric product offering is exclusively focused on clinical process workflow, care quality management and financial analysis of care delivery. Although there are some overlapping areas between the Company and Confer products, the Company views Confer's solution as complementary rather than competition.

Abaton, the youngest of the players in the Internet clinical space, is positioning itself as the ultra-thin-client solution provider for physicians in the affiliated ambulatory care facilities of IHDNs and in hospital-operated outpatient clinics. From the variety of products comprising its physician-centric solution, Abaton has been primarily successful in selling its Lab Result View module. The Abaton solution is a direct competition to the physician medical records management functionality in MedMaster. Yet, the multiple additional "dimensions" offered by the MedMaster solution are expected to enable successful competition with Abaton.

To summarize, the Company strongly believes that the Enterprise / Community / EMR market space, where its Internet-centric MedMaster solution is re-positioned, is currently unique and will enable the Company to establish a long-term leadership position.

                        MERIDIAN'S COMPETITIVE ADVANTAGES

The  major  competitive  advantages of Meridian and the MedMaster' solution are:
High degree of flexibility in product pricing, resulting from Meridians' ownership of all MedMaster solution software components and underlying technology. This is key in enabling the company to efficiently utilize a variety of "foot-in-the-door" strategies in obtaining a growing customer base, including:
1. Creative and modular product packaging which enables InterCare to efficiently exercise "foot-in-the-door" strategies. These are specially efficient with small to medium-sized hospitals / IHDNs facing declining reimbursement rates.

2. Shorter product enhancement cycles and lower development costs, resulting from the capabilities and flexibility of MedMaster's underlying ODBMS technology, and the complete control InterCare has over it.

3. MedMaster on-site customization and enhancement without any programming, requiring a significantly less proficient (and costly) administration and maintenance IT staff.

4. Minimal hardware and network requirements, enabling a MedMaster CDR solution with hundreds of CDR-view registered users to run over less than $100K-$150K servers infrastructure.

5. Well "packaged" installation, system integration and implementation process, significantly shortening the implementation period, thus less expensive comparing with the competition.

6. Inherent Y2K compliance of all MedMaster software components, including optional automatic conversion of Y2K non-compliant legacy data into Y2K compliant MedMaster data reposed in the CDR

7. Inherent support and quick turnaround response to current and future Federal regulations relating to patient data security and confidentiality
8. Intuitive, anatomy-based Windows user-interface which is very appealing to novice care providers

9. Support of the entire continuum-of-care with a single common user interface "product", rather a multitude of dissimilar legacy products, at best with "standard" windows interface

10. Unsurpassed reliability and survivability, due to the underlying ODBMS infrastructure

                                    Strategy

The  primary  elements  in  the  Company's  strategy  are:

Service-centric  (rent/  lease)  business  model
------------------------------------------------
The Company plans to offer a new pricing model for its enterprise solution, based on service rather than traditional product licensing. The new model calls for low and highly attractive monthly payment per user, depending on the scope of MedMaster components used.

Market  positioning
-------------------
The Company plans to re-position its MedMaster VCA solution to the currently sparsely occupied space of Internet - Enterprise - Continuum-of-Care - Clinical
-  Consumers

Customer  profile
-----------------
The Company is primarily and pro-actively targeting small to medium IHDNs and hospitals (i.e. 100 - 350 beds) as the focused target of its MedMaster solution offering. (Although the MedMaster VCA solution is optimal for larger customers, the long sales cycle and decision making process make these potential customer less attractive to pursue in the immediate term).

Risk  mitigation  for  customers/Expenditure  parallelism  to  ROI
------------------------------------------------------------------

The Company's business and pricing model incorporates a variety of benefits, which minimize the risk undertaken by customers when making a decision to purchase an Internet-centric EMR/CDR solution. These include: turn-key project at fixed price, long-term leasing, first payment only when the system becomes initially operational and lower monthly payments during the first period. These enable to divert the financing of the solution from the capital budget to the operational budget, as well as justifying expenditure in parallel to expected ROI (Return-On-Investment)

The  ASP  (Application  Service  Provider)  model
-------------------------------------------------

The Company through CGI Communications Services, Inc., an affiliated entity has deployed an ASP (Application Service Provider) version of MedMaster , in other to offer customers the ability to fully outsource the MedMaster VCA solution. The Company expects at least some of its customers, facing difficulties to recruit and maintain healthcare IT professionals, to adopt to this mode

Competitive  product  re-packaging
----------------------------------

The Company plans to re-package its MedMaster solution to reflect much greater flexibility in product packaging for a variety of "foot-in-the-door" strategies. InterCare expects in "base" package to provide broader capabilities at a significantly more attractive monthly payment comparing with the competition

Strategic  partnerships
-----------------------
The Company plans to establish a variety of strategic partnerships with healthcare and non-healthcare market players. These include partnerships to expand the marketing and sales channels of the MedMaster VCA solution, as well as augmenting the capabilities of the solution in a variety of financial and administrative areas

Marketing  &  Sales  organization
---------------------------------

The Company entered into a Master Reseller Agreement with InterCare.com, Inc., an affiliated entity. InterCare plans to build strong internal organizations for both marketing and sales. The company intends to utilize both direct and indirect sales channels, where direct channels will be primarily with small customers, and indirect channels with medium sized customers.

This will have a great and beneficial impact on the healthcare industry. The whole idea in developing Capnet.com programs and network is to enable the participating providers and service organizations the opportunity to embrace the technologies they want-one or all of the components listed above-at their own self-learning pace. To quote Samuel Johnson, "Men may be convinced, but they cannot be pleased against their will."

                        OUR PRODUCT FEATURES AND BENEFITS

MedMaster incorporates a wide variety of capabilities and functionality, which differentiate it from other generally available Electronic Medical Record/Central Database Repository (EMR/CDR) solutions in the global healthcare Information Technology (IT) market. The most significant differentiators are:

Fully  Integrated  Solution
---------------------------

MedMaster is not an aggregation of unrelated and disintegrated legacy products acquired through M&As. MedMaster is designed and developed as a fully integrated suite of products, which utilize an identical graphic user interface on top of a scaleable and highly adaptable component architecture. Thus, each of the variety of MedMaster products is inherently integrated (data model and business rules alike) with the other products, and the underlying CDR/MKB.

Human  anatomy,  point-and-click  data  entry
---------------------------------------------

Three-dimensional (3D) MKB (Medical Knowledge Base) navigation capability, utilizing gender-sensitive, human anatomy drawings. Keyboardless medical documentation through drag-and-drop findings, on top of human anatomy (see illustration below). Presentation of lifetime medical history data over a single full-body drawing. Automatic generation of all progress notes and forms from the graphical queues entered by the end user on top of human anatomy drawings.

Multi-level,  programming-free  customization
---------------------------------------------

Support of six customization (sub-classing) levels: Default (starter MKB), Enterprise, Site, Unit, Sub-unit and Individual user. Automatic upward object Search if a lower level application object is not found. Over 100,000 application and MKB objects in the object database are customizable without programming during application runtime.

Customizable,  component-based  architecture
--------------------------------------------

Multi-tier,  common  enterprise  architecture  for  all  MedMaster  products.
Multi-threaded engines & components. Automatic and manual load balancing & distribution through multiple engines utilizing entry level PC hardware.

Knowledge  driven  applications
-------------------------------

Knowledge base driven clinical workstation application: most of the applications' "behavior" (e.g. business rules) is derived from the underlying database(s), which is fully customizable without the need for programming by the novice end user. This also includes extended support for visually "painting"

(e.g. designing) additional input & output screens inclusive of its business rules.

Repository,  data  warehouse  and  datamart  unification
--------------------------------------------------------

While MedMaster 's master central data repository engine(s) serve the multitude of concurrent enterprise users, its live backup(s) simultaneously serve as data warehouse and datamart for ad-hoc data discovery, mining and analysis in real-time.

Third-party  legacy  integration
--------------------------------

Seamless bi-directional integration with ancillary, administrative and financial legacy systems. Concurrent support for both HL7 and proprietary legacy messaging. Plug-and-play legacy interface(s) addition and/or modification. Immediate value and ROI to the enterprise by integration of legacy systems only into the MedMaster CDR prior to any MedMaster application implementation.

                                 Market Presence

To date, the MedMaster solution is in different implementation phases in 5 accounts:

1.     TENET  HEALTHCARE Tenet healthcare licensed the inpatient nursing modules
--     -----------------
of MedMaster for five of its hospitals. The first hospital-Los-Angeles based USC (University of Southern California) went live on December 8, 2000.

2.     UNITED  HEALTH  SERVICES An integrated healthcare delivery system located
--     ------------------------
in Binghamton, New York, representing 4 hospitals and 50 clinics, has an unlimited enterprise license.

3.     THE  WATERBURY  HOSPITAL  An  integrated  delivery system from Waterbury,
--     ------------------------
Connecticut, has an unlimited Enterprise license for MedMaster CDR which has been fully operational since Q3/1999.

4.     ARMSTRONG  COUNTY  MEMORIAL  HOSPITAL  A  hospital  located in Kittaning,
--     -------------------------------------
Pennsylvania, have 60 MedMaster ambulatory Licenses, which has been operational since Q3/1999.

MEUHEDET An HMO located in Tel Aviv, Israel, has unlimited MedMaster  ambulatory
--------
Licenses for 100 HMO-owned clinics. Over 20 physicians in 4 sites work on-line (paperless) with the system since Q1/1999.

MEDMASTER  PRODUCTS  LIST  PRICE  FOR  THE  U.S.A  AND  PUERTO  RICO
The MedMaster product list price will be in effect until December 31st, 2000 or until Meridian Holdings, Inc., publishes a new generally available list-price for North America. The list price provides the means to determine MedMaster products licenses for the following:
1.     MedMaster  Central  Data  Repository  Hospital
2.     MedMaster  acute  care  /  sub  acute  /  inpatient  Hospital
3.     MedMaster  ambulatory  care  /  outpatient  Hospital/clinics
4.     MedMaster  nursing  Hospital/clinics
5.     MedMaster  imaging  archiving  Hospital/clinics

MEDMASTER  CENTRAL  DATA  REPOSITORY  HOSPITAL

This section relates to the licensing of the software components comprising the MedMaster Central Data Repository solution in a single hospital setting or multi-hospital an Integrated Healthcare Delivery Network (IHDN) setting. The price of the MedMaster CDR licenses is dependent upon the aggregate number of acute/sub-acute care/long term care beds of the purchasing customer + the number of users in outpatient/ambulatory care/home care connected to the MedMaster CDR. For calculation purposes, every 5 users in the outpatient/ambulatory care/home care settings privileged to access the MedMaster CDR shall be considered a single bed. The basic MedMaster Central Data Repository licenses granted will include the following products and associated quantities:
1. IntegrationMaster Master Engine (Inbound Engine & Outbound Engine) "Shell" product license
2. 1 IntegrationMaster Master Engine configuration application product license
3. 1 IntegrationMaster Master Engine remote-control application product license
4. 1 license of initial MedMaster Medical Knowledge Base /Lexicon (without formulary)
5.     1  license  of  initial  MedMaster  CDR  databases (excluding Multimedia)
6.     1  license  of  VMDB  Engine  (Registry  database)
7.     1  license  of  VMDB  Engine  (Master  CDR  Server)
8.     1  license  of  VMDB  Engine  (Master  MKB  Server)
9.     1  license  of  VMDB  Engine (IntegrationMaster  Control Database Server)
10.     3  VMDB  Registry  application  product  licenses
11.     3  VMDB  Data  Dictionary  application  product  licenses
12.     3  VMDB  Administrator  application  product  licenses
13.     3  BaseMaster  product  licenses
14.     3  VMDB  DataMiner  product  licenses

HOSPITAL/IHDN  AGGREGATE  BED  SIZE  PRICE  PER  BED  (MSRP)
------------------------------------------------------------

1  -  100  beds     $2,995

ADD-ONS  MEDMASTER  CENTRAL  DATA  REPOSITORY  PRODUCT  LICENSES  LIST-PRICE
----------------------------------------------------------------------------

See  below

ADD-ON/ADDITIONAL  PRODUCT  OPTIONS
-----------------------------------

Live, loosely-coupled MedMaster MKB/CDR 15% from base MedMaster CDR Backup Server products, including: (a) VMDB licenses cost
Journal  Server  (b)  MedMaster  MKB  VMDB
Backup  Engine,  and  (c)  MedMaster  CDR  Backup  Engine
IntegrationMaster Backup Engine + Configuration 5% from base MedMaster CDR Application + Remote control application licenses cost
Additional  BaseMaster  product  license
Additional  VMDB  DataMiner  product  license
Additional  VMDB  Registry  product  license
Additional  VMDB  Data  Dictionary  product  license
Additional  VMDB  Administrator  product  license

ACUTE  CARE/SUB  ACUTE  CARE/INPATIENT  WORKSTATION  LICENSES  (WARDMASTER  )

This section relates to MedMaster clinical workstation products licenses sold for acute care/sub-acute care/inpatient/long term care to a single hospital/multi-hospitals operating under an IHDN setting. This section provides for WardMaster licenses, excluding CareMaster (Pathways, Care plans, Cost, Staffing and Quality control functionality). Cost of licenses shall be calculated per the aggregate number of acute care/sub acute care/inpatient/long term care beds in the hospitals purchasing the licenses under a single purchase contract. WardMaster licenses purchased require a minimum purchase of the base MedMaster CDR license:

HOSPITAL/IHDN  AGGREGATE  BED  SIZE  WARDMASTER  PRICE  PER  BED  (MSRP)
------------------------------------------------------------------------

1  -  100  beds  $5,995

AMBULATORY  CARE/OUTPATIENT  WORKSTATION  LICENSES  (CLINICMASTER  )

This section relates to a MedMaster clinical workstation products licenses sold for outpatient/ambulatory care/home care units and/or practices to a single hospital/multi-hospitals operating under an Integrated Healthcare Delivery Network IHDN setting. This section provides for ClinicMaster licenses, excluding CareMaster (Pathways, Care plans, Cost, Staffing and Quality control functionality). Cost of licenses shall be calculated per the number of aggregate users in the outpatient clinics and affiliated practices in the hospitals purchasing the licenses under a single purchase contract. A ClinicMaster licenses purchased require, a minimum purchase of the base MedMaster CDR license:

NUMBER  OF  AGGREGATE  USERS  PRICE  PER  REGISTERED  USER  (MSRP)
------------------------------------------------------------------

1  -  50  Users$2,995

MEDMASTER  NURSING  WORKSTATION  LICENSES  (CAREMASTER  FUNCTIONALITY)

This section relates to a MedMaster add-on nursing module licenses as incorporated and fully integrated in either ClinicMaster and/or WardMaster. This add-on module, incorporates a large variety of functionality tightly integrated and inter-operated with ClinicMaster/WardMaster, amongst it's components: nursing orders, results, nursing unit floor activity support, pathways, care plans, pathways-to-care plans automatic conversion, care plans-to-pathways automatic conversion, enterprise-wide multi-level and multi-disciplinary cost calculation, qualify control, quality assurance, etc. This add-on module was designed and developed for hospitals and integrated healthcare delivery networks, implementing a lifetime patient record throughout the entire continuum-of-care.

When incorporated in WardMaster, the cost of this add-on module shall be calculated per the number of inpatient/acute care/long-term care beds under a single license purchase contract. If this module is incorporated in ClinicMaster for usage in outpatient/ambulatory care/home care settings, then each 3 users of this add-on module shall be considered a single bed for calculating the license cost.
The cost of licenses provided in this section does not include any knowledge base licenses or services, which shall (if requested by the customer) become a part of the implementation services of the final contract with the customer. It is made clear, that this add-on module cannot be licensed by the customer without first licensing the MedMaster CDR, WardMaster and/or ClinicMaster.

HOSPITAL/IHDN  AGGREGATE  BED  SIZE  CAREMASTER  PRICE  PER  BED  (MSRP)
------------------------------------------------------------------------

1  -  100  beds$2,495

MEDMASTER  IMAGING  ARCHIVING  LICENSES  (IMAGEMASTER  )

This section relates to sales for the purpose of imaging storage and retrieval functionality to a single hospital or multi-hospitals operating under an IHDN setting. This section provides for ImageMaster licensing. Cost of licenses shall be calculated per the aggregate number of beds in the hospitals purchasing the licenses under a single purchase contract. If usage of ImageMaster is required in the ambulatory care outpatient setting in addition to its use in the acute care/sub acute care/inpatient settings, then every 3 ImageMaster users shall be considered a single bed. ImageMaster licenses purchased require a minimum purchase of the base MedMaster CDR license:

ImageMaster  provides  the  following  functionality  within  MedMaster  :
1.     Storage  of  images  in  the  MedMaster  CDR
2.     Retrieval  of  images  from  the  MedMaster  CDR
3.     Imaging  archiving  storage  functionality  into  the  MedMaster  using
ImageMaster
4. Imaging archiving retrieval functionality from MedMaster CDR, using ImageMaster and the licensed WardMaster/ ClinicMaster
5. Linking images to patients' open orders and results in the MedMaster CDR, using ImageMaster and the licensed WardMaster/ClinicMaster

HOSPITAL/  IDN  AGGREGATE  BED  SIZE  IMAGEMASTER  PRICE  PER  BED  (MSRP)
--------------------------------------------------------------------------

1  -  100  beds$1,195

THE  KEY  ELEMENTS  OF  OUR  BUSINESS  STRATEGY
1. Fully exploit the expanding Integrated Healthcare delivery system Information Technology and Internet market.
2. Expand into the related healthcare consumer market with our relaxation training and stress management software program.
3. Convert all our existing software programs to an Internet based application, in order to attract a larger user and install base.
4. Penetrate the National and International markets for large customers such as corporations, correctional facilities, military, hospitals, universities and government with our Internet based applications and healthcare information technologies.

FUTURE  GROWTH  OF  OUR  BUSINESS  MODEL

The Internet has created new and evolving ways for conducting commerce. According to Forrester Research, business-to-business electronic commerce is expected to grow to $1.3 trillion in 2003, accounting for more than 90% of the dollar value of electronic commerce in the United States. The market for applications that enable business-to-business electronic commerce is expected to reach $1.5 billion by 2002, according to Dataquest. Enterprises that have successfully implemented web-enabled customer interfaces now face the challenge of utilizing the Internet and intranets to gain the same level of increased efficiencies in their supply chain. In the changing world of healthcare, one trend serves the common interests of doctors, patients, and medical administrators: to maintain and increase the quality of care through new and more cost-effective technologies, hence the Company's interest in the emerging healthcare transactions and tele-medicine services and software applications development

                    TELECOMMUNICATIONS  COMPONENT

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

Capnet.com has arranged with CGI Communications Services, Inc., to provide participating healthcare providers with effective communication tools to help them manage their patients more effectively.

Each participating provider will have access to a full range of Telecommunications services, including "after hours" medical emergency services coverage.

Furthermore, each participating healthcare provider will have the option to sign up for turnkey wireless telecommunication services whereby they are provided with the following items on rental/lease terms:
1.     A  hand-held  computer;
2.     A  wireless  modem
3. A subscription to wireless service which includes a client software, Internet address, personal 800 number for 24-hour message center, Personal 888 fax number for receiving faxes, registration of fax coversheet, letterhead and signature with 5 pages of stored attachments.
4. Internet browser (e.g., Microsoft Internet Explorer Version 4.X or Netscape Communicator Version 4.X).

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

SALES  AND  MARKETING

The Company markets all its products and services through its internal sales force and its strategic distribution relationships, which typically couple the Company's use of the strategic partner's services or content with the strategic partner's obligation to market Capnet.com to its customer or client base. The Company's distribution partners, which target different healthcare sectors, combined with the Company's internal sales force, provide the Company with sales and marketing professionals who are experienced in the healthcare industry. The Company's and its strategic partners direct marketing efforts, which may include promotional offers, direct mail and telemarketing initiatives, emphasize the ease of use and adoption, attractive pricing and integrated solution offered by Capnet.com. The Company has entered into, and intends to continue to enter into, strategic alliances with parties who have established customer or client bases that have an anticipated need for the services provided through Capnet.com. In connection with certain of these strategic alliances, such as the alliances with DRx Network, Pam Pacific and Associates, Microsoft Corporation, Link-Exchange, Ingram Micro and Sager Midern Corporation. The Company has agreed to bear the cost of certain subsidized promotional offers and to compensate such partners for each subscriber that Capnet.com obtains through their marketing efforts or to make guaranteed payments to such partners. The Company intends to continue to enter into additional promotional arrangements in the future.

CGI  COMMUNICATIONS  SERVICES,  INC.

CGI Communications Services, Inc., a start-up company, delivers broadband communications solutions including high-speed Internet access, data, voice and video services over a revolutionary national network to a wide spectrum of business customers. CGI Communications Services is also a specialized Vertical Market Applications Services Provider (VMASP) subsidiary of Meridian Holdings, Inc. The Company's fully integrated, cost-effective solution approach gives businesses little reason to search elsewhere for the same solution that would be delivered by 2 to 3 different companies, each specializing in one facet to the whole solution. Because our network is smarter than the competition and we have extensive experience in deploying multi-faceted Internet solutions, our plan is to brand CGI COMMUNICATIONS SERVICES as the clear market leader in delivering solid, complete and cost-effective network solutions to businesses that need to integrate the utility of the Internet into their operations.

The Company recently successfully tested and deployed a web-enabled version of the award-winning MedMaster Suite of clinical applications.

This represents a significant milestone in the evolution of the MedMaster Enterprise Software solution. By combining enabling technology with industry leading companies supplying telecommunications, medical products and services, CGI is poised to make InterCare.com-dx, Inc.'s MedMaster Suite of clinical applications, the global leader in providing comprehensive telemedicine and telecare solutions. CGI will now begin a Pilot-testing of this technology among over 500 healthcare providers affiliated with CAPNET IPA, an integrated healthcare delivery system, located in Los Angeles, California, owned and operated by Meridian Holdings, Inc. Worldwide deployment of this solution on a transaction-based model is expected to begin during the first quarter of 2001. So far the company has received lots of inquiries from both national and international healthcare facilities interested in the Web-enabled version of MedMaster suite of clinical application, and this will provide CGI with an ample opportunity to broaden the market beyond continental United States.

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

BUSINESS  STRATEGY

CGI Communications Services, Inc., intends to capitalize on the enormous public attention focused on the Internet and the need for increased bandwidth by increasing its' telemarketing sales and technical support staff, targeting its advertising to its core audience, and by providing the most efficient, lowest-cost high speed Internet service in its service corridor. CGI is focusing its marketing efforts to specialty and small business entities. CGI recently entered into a joint venture relationship with TeleHealth Consulting, LLC, to deploy the web-enabled version of MedMaster suite of clinical applications to physicians and healthcare providers in the continent of Africa and Asia during the first quarter, when the first phase of this project began.

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

INTERCARE.COM-DX,  INC.

InterCare.com-dx ("INTERCARE") is an innovative software products company specializing in state-of-the-art enterprise solutions for the healthcare IT market. InterCare develops, markets, provides professional services and supports MedMaster' - a clinically-focused, multi-disciplinary enterprise solution targeting a variety of large-scale healthcare organizations. These include:
Integrated Healthcare Delivery Networks (IHDNs), hospitals, HMOs and large clinics. The MedMaster enterprise solution is operational since Q3/1997 and had since been licensed for over 2,000 care providers by prestigious customers such as Tenet Healthcare (USA's second largest hospital management chain) and UHS (large IHDN in New York State). InterCare is in the midst of the process of transitioning its MedMaster to the Internet. Thus, the company is now positioned to become a lead player in providing multi-lingual, Internet/Intranet virtual community solutions, facilitating a new level of participation, contribution and communication between consumers, care providers and payers. InterCare, lead by executives with a proven track record in the healthcare IT industry, currently employs 63 professionals in Israel and the U.S.

In order to comply with HCFA, HIPAA and other tightening Federal and State regulations, a typical mid-sized IHDN / hospital (300 beds) needs to invest a direct capital investment of $4M - $6M in an EMR/CDR solution over a 5 year period. This huge capital investment includes the purchase of hardware and software licenses, professional implementation / process re-engineering services and on-going critical support services, all comprising a turn-key EMR/CDR enterprise solution. The majority of this capital investment occurs during year 1 of the project, while ROI (Return-On-Investment) is expected to be realized only in much later stages. Thus, the scope of both internal and external investment mandated by selecting any specific EMR/CDR solution, exposes decision makers to significant personal risk in case of future failure. This is one of the prime reasons why EMR/CDR solutions' evaluation processes take for ever, and frequently end up with no decision purchase at all.

InterCare is now in the midst of the process of transitioning its MedMaster enterprise solution to the Internet. This transition is augmented by two strategic moves planned by InterCare, expected to improve the company's position and competitive edge in this new market space. The two moves are: (a) Extending the current scope of the MedMaster enterprise solution to support a virtual community scope. This includes extensive support within MedMaster to facilitate participation of both consumers and non-affiliated care providers, enabling their full integration into the entire continuum-of-care process, and (b)
Adopting a leasing-based pricing model, based on a per-user monthly fees structure, which facilitates the parallelism of operational expenditures with expected ROI (Return-On-Investment). Augmented by innovative product re-packaging planned by the company, InterCare expects to soon offer its broader-functionality MedMaster solution at highly competitive, per-user monthly fees.

The U.S. healthcare market is undergoing a transition from fee-for-service to managed care. This transition involves increased exposure to financial risks for healthcare providers, requiring improved control over outcomes and cost generation throughout the entire continuum-of-care. The U.S. Government, through new HCFA and HIPAA regulations accepted since 1996, will tighten its on-going inspection of medical records documentation quality. US physicians who fail to maintain necessary levels of clinical documentation are expected to suffer substantial fines. In a recently held survey, 65% of 1,200 hospital CIOs (Chief Information officers) interviewed had indicated that clinician oriented Computerized Patient Record (CPR) or Central Data Repository (CDR) solutions are their primary purchase priority (Hewlett Packard at the HIMSS trade show, 1997), averaging $4M-$6M per contract. Consequently, the U.S. market for CPR/CDR products and professionals services is in the process of growing from $150M in 1996 to an estimated $1.8B by the year 2,000 (Robertson Stephens, 1997).

Only a handful of the leading U.S. healthcare legacy systems vendors are in practice coping with the magnitude of the enterprise-wide, distributed CPR/CDR challenge. To date, none of these "conventional" vendors have been proven successful in implementing an enterprise-wide EMR/CDR solution, where a significant number of multi-disciplinary clinicians concurrently use the solution in a real-time fashion at the point-of-care throughout the continuum-of-care. InterCare's technological edge has enabled MedMaster' customers to complete the installation, set-up and system integration effort of MedMaster CDR within 3 months from project kick-off. InterCare is also positioned to leverage on MedMaster's 12-tier patient security paradigm, as soon as the new US Federal regulations (HIPAA) turmoil on patient data security and confidentiality settles down.

The company is currently looking to raise a total of $25M from financial investors. This investment will be primarily used to improve cash flow and launch a strategic marketing and sales plan in the healthcare IT enterprise market, with special focus on small to mid-range IHDNs. InterCare marketing and sales activities during 2000 and 2001 are expected to further position InterCare as a significant player in the Internet-centric, EMR/CDR enterprise solutions market.

VISION  AND  MISSION

InterCare vision is to have a significant impact, through innovative information technology and professional services, on all people involved in healthcare delivery.
InterCare mission is to provide significant value to management, clinicians, payers and patients by facilitating continuous improvement in the quality of care, control over operations, reduction of the cost of care and minimization of medico-legal exposures and reimbursement difficulties.

MARKET  &  IT  TRENDS

Since 1994, the U.S. healthcare market has been undergoing a transition from the fee-for-service era to the managed care era. As a result of escalating competition under managed care, disparate healthcare providers are merging into IHDNs (Integrated Healthcare Delivery Networks). Clinicians are thus increasingly pressurized by IHDNs management to improve outcomes while reducing cost. Clinician oriented CPR/CDR solutions are perceived by IHDNs' decision makers as a major tool in encouraging clinicians to improve outcomes and reduce cost at the point-of-care, where over 80% of the IHDN's variable expenses are generated. These market transitions result in a growing demand for CPR/CDR solutions in the U.S. healthcare IT market.

In 1996, expenditures on CPR/CDR solutions reached $150M, and are expected to grow to $1.8B by the year 2,000 (Robertson Stephens, 1997). With approximately 6,000 commercial hospitals and 500,000 practicing physicians in the U.S., total market potential for CPR/CDR solutions' product licenses alone is estimated at over $100 Billion (in the U.S. only). To date, less than 1% of that market potential for CPR/CDR solutions has been penetrated. In addition, no healthcare IT vendor has yet implemented a fully-integrated, enterprise-wide, distributed CPR/CDR solution, operated by clinicians in an on-line fashion at the point-of-care throughout the continuum-of-care.

The U.S. healthcare IT market was dominated by a handful of legacy solution providers of the old, fee-for-service era. Most legacy IT solutions focus on billing, administration and ancillary operations whilst storing non-structured data in isolated, inaccessible, and (frequently) automatically deleteable data repositories. The most critical problem of these antiquated systems is that they do not provide support for clinicians' data needs and complex workflow at the point-of-care, and indeed do not provide support for the continuum-of-care. It is becoming obvious to all professionals involved in modernizing medical organizations that the legacy IT solutions inherently fail to support the emerging needs of IHDN enterprises operating under managed care.

CORPORATE  INFORMATION

InterCare.com-dx, Inc. was incorporated under California law in 1991. Its executive offices are at 900 Wilshire Blvd., Suite 500, Los Angeles, California 90017. Its telephone number is (213) 627-8878. Its fax number is (213) 627-9183.

MERIDIAN  HEALTH  SYSTEMS,  INC.

Meridian Health Systems, Inc. is currently investigating a potential opportunity to participate in the delivery of international tertiary healthcare services provided in the United States to individuals who cannot obtain certain specialized treatments in their homelands.

At present, the United States issues over 10,000 medical visas annually to individuals seeking the highest level of medical services to be found in the world. However, it is assumed that this number represents only a portion of individuals who come to the United States to obtain health related services.

Meridian Health Systems, Inc. would organize panels of the finest medical specialists primarily in the fields of oncology, neurosurgery, orthopedic surgery and cardiac surgery and participating institutions in the major cities in the United States. Since many of those seeking health services in the United States come from the warm climate areas of the world, Meridian Health Systems would focus its efforts in the major medical tertiary concentrations on the West Coast and in the South. And there is increasing interest among Pacific Rim nations to use tertiary medical resources in the United States.

In addition, Meridian Health Systems, Inc. would arrange travel for patients and family members, medical visas, payment for services as well as the delivery of all health related services and care of the patient and family members while in the United States. Meridian Health Systems, Inc. would also make arrangements for telemedicine access between the U.S. specialist and the referring physician in the patient's homeland to ensure that pre- and post-operative treatment and care are optimal.

It is in discussions with a company that is already providing these services on the East Coast and a major hospital chain that operates tertiary facilities. Presently it is estimated that the project should be operational Spring 2001.

CORPORATE  INFORMATION

Meridian Health Systems, Inc., formerly known as Meridian Medical Enterprises, Inc., was incorporated under Delaware law in 1997. Its executive offices are located at 900 Wilshire Blvd., Suite 500, Los Angeles, CA 90017. The telephone number is (213) 627-8878 and fax number, (213) 627-9183.

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

As of December 31, 2000, no significant transaction took place in this website, due to managements concentration of its efforts in other areas of core competence as well as integration of the MedMaster Suite of clinical applications into port-folio of business entities.

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

As of December 31, 2000, no significant transaction took place in this website, due to management's concentration of its efforts in other areas of core competence as well as integration of the MedMaster Suite of clinical applications into port-folio of business entities.

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

MANAGEMENT  OF  POTENTIAL  GROWTH

The Company has rapidly and significantly expanded its operations and anticipates that further expansion will be required to address potential growth in its customer base, to expand its product and service offerings and its international operations and to pursue other market opportunities. The Company's employee base has similarly expanded, growing from one full-time employee as of December 31, 1998 to 25 full-time and five part-time employees as of June 30, 1999. The projected expansion of the Company's operations and employee base will place a significant strain on the Company's management, operational and financial resources. To manage the expected growth of its operations and personnel, the Company will be required to improve existing and implement new transaction-processing, operational and financial systems, procedures and controls and to expand, train and manage its growing employee base. There can be no assurance that the Company's current and planned personnel, systems, procedures and controls will be adequate to support the Company's future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that Company management will be able to successfully identify, manage and exploit existing and potential market opportunities. If the Company is unable to manage growth effectively, such inability could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

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

ACQUISITIONS

If appropriate opportunities present themselves, the Company intends to acquire businesses, technologies, services or products that the Company believes are strategic. The Company currently has no understandings, commitments or agreements with respect to any other material acquisition and no other material acquisition is currently being pursued. There can be no assurance that the Company will identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with its current business. During the last 12 months, the Company acquired an interest in three business entities, i.e. MedLinQ, an asset of Triad MicroSystems, Inc., for $1 dollar, 51% of the common stock of Meridian Health Systems, Inc, an affiliated company, entire assets of Sirius Computerised Technologies, Inc. The process of integrating an acquired business, technology, service or product into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition, will be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any such future acquisitions of other businesses, technologies, services or products might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

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

A group of systems administrators and network managers monitor and operate the Company's Web site, network operations and transaction processing systems. The continued uninterrupted operation of the Company's Web site and transaction processing systems is essential to its business and it is the job of the site operations staff to ensure, to the greatest extent possible, their reliability. The Company uses the services of an WinStar, an Internet service provider, to obtain connectivity to the Internet over multiple dedicated lines. The Company's Servers are hosted at our Corporate offices, at 900 Wilshire Blvd., Suite 500 Los Angeles, California.

COMPETITION

The online commerce market, particularly over the Web, is new, rapidly evolving and intensely competitive. In addition, the retail high technology industry is intensely competitive. The Company's current or potential competitors include:
(i) various online computer hardware and software retailers included but not limited and vendors of other information based products, including entrants into narrow specialty niches; (ii) a number of indirect competitors that specialize in online commerce or derive a substantial portion of their revenues from online commerce, through which retailers other than the Company may offer products; and
(iii) computer superstores, including CompUSA, Egghead, PC Mall, and other large specialty high technology and integrated media corporations, many of which possess significant brand awareness, sales volume and customer bases. The Company believes that the principal competitive factors in its market are Brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of editorial and other site content, reliability and speed of fulfillment. Many of the Company's competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company.

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

REVENUES

For the year ended December 31, 2000, the Company realized gross revenue of $3,155,291 compared to gross revenue of $1,804,198 during the comparable period in 1999. This represents an increase in revenue of 75% from the restated year earlier. This revenue increase resulted from healthcare transactions management and as well as sale of MedMaster Software. The company had a net income of $102,555 for the year ended December 31, 2000. This, compared to net loss of $215,863, as restated, for the comparable period in 1999, represents a 148% increase. The Company projects more revenues for the upcoming year through the sales of additional MedMaster Software licenses. It is further envisioned that the Company will earn revenues in the form of commissions, management fees and advertising fees through the sale. However, operating costs, including staff, technology, maintenance, selling and administrative are expected to increase significantly over the next several months.

As a result of the Company's limited operating history and the emerging nature of the markets in which it competes, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based largely on its investment plans and estimates of future revenues are to a large extent fixed. Sales and operating results generally depend on the timing of and ability to fulfill orders received, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company's planned expenditures would have an immediate adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make unavoidable pricing, service, marketing and/or acquisition decisions that could have material adverse effect on its business, prospects, financial condition and results of operations. For example, the Company has agreed in certain of its promotional arrangements with Internet aggregators to make significant fixed payments. There can be no assurance that these arrangements will generate adequate revenue to cover the associated expenditures and any significant shortfall would have a material adverse effect on the Company's financial condition and results of operations.

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

PROPERTIES

The Company's corporate offices are located at 900 Wilshire Boulevard, Suite 500, Los Angeles, California 90017. The Company is required to pay $4,791.00 per month rental. The Company was required to make a lease deposit of $4,541.34. The lease expires on February 28, 2001. The telephone number is (213) 627-8878. The Company has additional office space located at 1601 Centinela Avenue, Inglewood, California 90302. The Company is required to pay $1,560.00 per month rental. The Company was not required to make a lease deposit. This lease is on a month to month basis.

Other property and equipment are stated at cost. Acquisitions having a useful life in excess of one (1) year are capitalized. Repairs and maintenance are expensed in the year incurred. Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets, normally five (5) to seven (7) years.

LEGAL  PROCEEDINGS

Lockheed Martin Systems Integration, Owego (Lockheed) obtained a judgment against Sirius Computerized Technologies, LTD and Sirius Technologies of America (Collectively Sirius) and executed same to obtain possession of the Source Code of the underlying Sirius' MedMaster suite of software products. Meridian has requested that Sirius and Lockheed come to some negotiated settlement of their dispute in order for the asset to be delivered free and clear to Meridian as per the terms of purchase of the Interllectual Property approved by the Israeli Bankruptcy Courts. Negotiations are currently proceeding in this regard.

SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The annual shareholder meeting has been scheduled for January 5, 2001. The agenda items include, among other things, the re-election of board of directors, approval of the registrant's 2001 Stock Option Plan, and the appointment of the accounting firm of Haskill & White LLC, as the registrant's independent auditors for the year.

PART  II
MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

The Common Stock is currently quoted on the OTC Bulletin Board, maintained by the National Association of Security Dealers, Inc. under the Symbol: MEHO, and there is presently only a very limited market for the Common Stock. Historically the spread between the bid and asked price of the Company's Common Stock has been large, reflecting limited trading in the stock. The price range of the Company's Common Stock has varied significantly in the past months, ranging from a high bid of $4.50 and a low bid of $0.125 per share. The trading price for the Common Stock has fluctuated widely in the recent past. The above prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

At December 31, 2000, the company had approximately 1000 shareholders of record for its common stock, not including shareholders whose Common Stock is held in "Street" names. The preferred shares have never been offered to the public, therefore have never been publicly traded.

SELECTED  FINANCIAL  DATA

Cash and cash equivalents totaled $253,501 at December 31, 2000 compared to $144,890 at December 31, 1999. The increase in cash was due to the sales of software to customers in the second quarter and paid in the third quarter. The Company had net accounts receivables of $1,526,725 at December 31, 2000 compared to $236,811 at December 31, 1999. This increase in accounts receivables was due to the inter-company receivables from the registrant's subsidiaries whose activities and expenditures are currently being borne by the registrant.

The selected financial data set forth above should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements notes thereto.

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

RESULTS  OF  OPERATIONS

The consolidated financial statements for the year ended December 31, 1999 have been restated to reflect i) the recording of the revenues and expenses related to a risk pool agreement to which the Company is party; ii) the write-off of amounts related to the Capnet acquisition in 1999; iii) to reflect the deconsolidation of the Company's equity investment in InterCare.com-dx, Inc; iv) to effect a 3 for 1 stock split and v) to correct investment and capital balances as previously reported . The impact on operating income was a net increase of approximately $241,000 and a net decrease in net income of approximately $302,000. These restatements are more fully described in Note 2 of the notes to consolidated financial statements.

The Company generated gross revenues from operations of approximately $3,155,000 during the year ended December 31, 2000 compared to the revenues generated from operations of approximately $1,804,000 during the comparable period in 1999, as restated, representing a 75% increase. Approximately $1,875,000 of gross revenues for the year ended December 31, 2000 relates to capitation revenue, as compared to approximately $1,804,000 for the previous comparable period, as restated. The increase of 4 percent is attributed to an increase in enrollment of membership into the Capnet IPA Network. The remaining revenue of approximately $1,279,000 for the year ended December 31, 2000, relates to sales of MedMaster(tm) software program licenses.

The Company incurred total operating expenses of approximately $1,941,000, as compared to approximately $666,000 in the previous comparable period. This increase of 191% increase is primarily attributable to i) the research and development costs related to the enhancements of the MedMaster(tm) software (approximately $471,000); ii) increase in salaries for additional personnel in the marketing and technical areas (approximately $376,000) and iii) an increase in claims-related expense (approximately $158,000).

Net  income  from   operations  for   the  year  ended  December  31,  2000  was
approximately $41,000, as compared to net income from operations of approximately $343,000 in the previous comparable period, as restated. This is primarily due to the previously-discussed increase in capitation revenue and MedMaster(tm) sales.

Net income for the year ended December 31, 2000 was approximately $103,000, as compared to a net loss of approximately $216,000 in the previous comparable period, as restated. The increase is primarily due i) to the recognition of the Company's share of InterCare.com-dx, Inc.'s net income in 2000 of approximately $117,000 and ii) to the 1999 write-off of amounts related to the Capnet acquisition of approximately $518,000.

For the year ended December 31, 2000, the Company used cash in operating activities of approximately $117,000, as compared to cash provided by operations of approximately $16,000 in the previous comparable period, as restated. The decrease in cash provided is primarily due to the increase in receivables and payables outstanding at December 31, 2000. Additionally, for the year ended
December 31, 2000, approximately $2,747,000 and $2,973,000 were used in investing activities and provided by financing activities, respectively, as compared to approximately $17,000 and $140,000, respectively, for the prior comparable period, as restated. The changes are primarily attributable to the acquisition of intellectual property ($2,700,000) and the total borrowings from the Company's majority stockholder/officer (approximately $2,939,000).

As of December 31, 2000, the Company has working capital of approximately $345,000, which is consistent with that of the prior period of approximately $396,000. The Company also has available approximately $260,000 under a line of credit agreement with its majority stockholder/officer.

RECENT  EVENTS

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

On January 31, 2000, the Company announced the acquisition of a 51% ownership interest in Meridian Health Systems, Inc. (Inglewood), a Delaware corporation. As provided by the stock purchase agreement, Meridian Health Systems, Inc. became a subsidiary of Meridian Holdings, Inc. and the core managed health care unit of the Meridian group of companies. Dennis Youkstetter, who has been active in managed health care business in Southern California for nearly 20 years, will remain as President and CEO of Meridian Health Systems, Inc. Throughout his career, Mr. Dennis Youkstetter has organized and managed a variety of health plans, participating in the organization of Care America, Blue Shield and Viva Health plans in the early 1980s. He was also instrumental in the licensing of Loma Linda University Health Plan, the first tertiary medical school/hospital-sponsored plan in California., which was later sold to Inland Health Plan; Bay Shores Health Plan, the first medical group-sponsored health plan in California.; and Care 1st Health Plan, one of the health plans that provide managed care services in Los Angeles to those eligible for Medi-Cal. He served as the latter organization's first president and CEO.

On February 14, 2000, the Company announced the institution of a "Frequently Asked Questions" (FAQs) at the company's web site at www.meho.com with a discussion of the Meridian's Subscription Program and dividend policy for shareholders of the company's common stock. Under the company's Subscription Program, shareholders who own at least 100 shares of stock of the holding company in a single account on a given record date will be given the opportunity to participate in a portion of the initial public offering of a Meridian
Holdings, Inc. majority-owned or subsidiary company. In addition to setting forth eligibility requirements, the FAQs provide a discussion of procedures for notification and subscription and typical time frames associated with the program. Parameters for dividend distribution are also provided, along with an explanation of how record dates are determined for such purpose.

On February 18, 2000, the Company announced the timely filing of Form 10-KSB for the year ended December 31, 1999, during which the Company indicated that it generated an annual revenue of approximately $1.4 million.

On April 11, 2000, the Board of Directors approved the amendment of the articles of incorporation of the registrant, whereby the total number of authorized shares was increased to 100,000,000 Common Stock, and 20,000,000 Preferred Stock all at $.001 par value.

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

On  June  22,  2000,  the  registrant acquired substantially the assets of Triad
Microsystems,  Inc.,  including  all  intellectual  rights  owned  by  Triad
Microsystems, Inc., as fully described in Form 8-K formerly filed and hereby incorporated by reference

On June 29, 2000, the registrant purchased all of the assets of Sirius Computerized Technologies Limited (Israel), consisting primarily of intellectual property and technology related to that company's software used in healthcare management. The asset purchase includes the highly innovative intellectual
property  commonly  known  as  MedMaster   and  the  associated  Virtual
Multi-object-architecture Database (VMDB), as well as all components, subsystems, source code and documentation. The purchase price was $2.7 million. Simultaneous to this acquisition, the Company formed an R&D subsidiary in Jerusalem Israel, known as Corsys Group Ltd., and has focused essentially majority of its resources to support the enterprise. As of this writing, the company has over 10 full time employees, and three part-time consultants in its payroll.

On June 30, 2000, the registrant entered into a Master Value added-reseller agreement with its InterCare, subsidiary. Under the terms of this agreement, InterCare will market, train and support the MedMaster Suite of Software programs on behalf of the registrant, in return for 40% of the net purchase price of the software, and 60% of the maintenance fees payable by the potential customer.

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

On September 11, 2000, the Company appointed Isaac Elkabets as the Chief Executive officer of Corsys Group Limited, its wholly owned subsidiary based in Israel.

On October 17, 2000, the Company announced that its CGI Communications Services, Inc., ("CGI") subsidiary has successfully tested and deployed a web-enabled version of the award-winning MedMaster Suite of clinical applications. This represents a significant milestone in the evolution of the MedMaster Enterprise Software solution. By combining enabling technology with industry leading companies supplying telecommunications, medical products and services, CGI is poised to make InterCare.com-dx's MedMaster Suite of clinical applications, the global leader in providing comprehensive telemedicine and telecare solutions.

On October 18, the Company announced that pursuant to a resolution adopted by the board of directors on October 17th, 2000, for each 20 shares of common stock of MEHO owned, shareholders of record as of January 2, 2001 will be issued one
(1) share of common stock of its' CGI Communications Services, Inc., subsidiary. The dividend distribution, which will be made to all shareholders -- excepting all current and past officers, directors and affiliates -- will take place in January 2001, following MEHO's annual meeting. Corporate Stock Transfer
(Denver), the company's stock transfer agent, will process the dividend issuance.
On October 23, 2000, the Company announced today that the company has reached an agreement with Herman, Alexis & Company, a Los Angeles-based investment bank, to provide advisory and consulting services related to strategic positioning, capital markets access and other key issues. Herman, Alexis & Company will assist Meridian in the development and execution of its capital raising strategies in order for Meridian to achieve its objectives of building long-term value for its shareholders.

On November 17, the Company announced that its CGI subsidiary entered into a joint venture agreement with TeleHealth, LLC., to deploy the web-enabled version of MedMaster Suite of clinical applications in the continents of Africa and Asia, on a transaction based-Application Services Provider (ASP) model. Under the terms of the agreement, CGI will provide the software and technical expertise for the implementation of the project, while TeleHealth will provide the man-power, marketing and customer support services in the two continents involved in the project.

The first phase of the project began during the first quarter of 2001 in Saudi Arabia, which involves over 30 Healthcare facilities under contract with TeleHealth associates. Zajil Internet Services (ISP), a Gulfnet KSA Company in Saudi Arabia is the preferred Internet Services Provider vendor for the

Telecommunications Services, Data Center Hosting and Management of the project in Saudi Arabia.

The second phase of the project begin very shortly, will involve most of the Middle-East countries, India, Pakistan, Malaysia, South Africa, Nigeria, Singapore and Taiwan, etc. This represents a substantial revenue stream for both Companies.

On December 15, 2000, the Company announced its' InterCare.com (InterCare) subsidiary, in conjunction with Insource Management Group (IMG), InterCare's preferred implementation partner, successfully implemented InterCare's MedMaster Suite of Clinical Applications Software, at USC University Hospital.

The implementation of MedMaster(TM)'s integrated solution software at USC University Hospital's facility ushers a new era in the area of integrated healthcare delivery systems, in a tertiary care setting. MedMaster(TM) software healthcare management solutions will potentially redefine productivity, efficiency and healthcare management in clinical settings.

The software was successfully installed at USC University Hospital in August 2000. Implementation was begun almost immediately. Intensive employee program training was initiated and successfully completed as of December 8, 2000.

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

FINANCIAL  STATEMENTS

Please refer to Exhibit 99.1 for the Independent Auditors' Reports and Consolidated Financial Statements.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

During January 1999, Mr. Andrew M. Smith, Certified Public Accountant, was engaged as the principal accountant to audit the Company's financial statements. Mr. Andrew M. Smith, CPA, was recommended by the board of Directors and approved by the majority of the shareholders to serve as the Company's independent auditor for the year ended 1999. There were no disagreements with Mr. Smith in regard to matters of accounting and financial disclosure. The board of directors recommended the appointment of the accounting firm of Haskell & White LLP as its independent auditors for the year 2000. The matter was presented to the shareholders for a vote, and the majority of the shareholders approved the recommendation.

PART  III

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

The following is the list of members of the board of directors elected during the shareholders annual meeting held on January 5, 2001.

James  L.  Kyle  III,  MD.  M-Div
---------------------------------

Dr. Kyle III, age 42 years-Dr. Kyle has been the Director and Secretary of the Company since August 9, 1999. Dr. Kyle is currently the Interim Dean of Charles
R. Drew University of Medicine and Science, Los Angeles, California. Prior to this appointment, he was the Chief Medical officer and Director of Clinical Business Development of the University since March 1996. Dr. Kyle was the President and Chief Executive officer of Sharp Health Plan and a Vice President, Community Care Division of Sharp Healthcare from March 1994 through March 1996. During the period from June 1990 through March 1994, Dr. Kyle started and maintained a private practice of internal medicine in Long Beach, California. Dr. Kyle received his Bachelor of Arts degree in Religion from Loma Linda University and his Masters of Divinity from Andrews Theological Seminary. Dr. Kyle received his Medical Degree from UCLA in 1987. Dr. Kyle performed his residency at UCLA, Department of Medicine and received his California Medical License in 1988.

James  W.  Truher
-----------------
Mr. Truher, age 63 years-Mr. Truher has been a Director of the Company since August 19, 1999. Mr. Truher has over 40 years management and engineering experience in the telecommunications industry. He is currently, the Chairman and Chief Executive officer of Superwire.Com, an Internet services and content provider company. Mr. Truher owns Columbia Management Corp., a telecommunications services and investment company. In 1988, Mr. Truher founded and served as Chairman of the Board and Chief Executive officer of SelecTel Corporation, which prior to a merger with a public company, was an AT&T Co-Marketing Partner and system integration company. Mr. Truher then served as Chairman and Chief Executive officer of two publicly traded NASDAQ telecom companies and has worked extensively with foreign PTT telephone companies. In 1981, Mr. Truher founded and was the Chief Executive officer of Polaris Intelcom, the first shared tenant service company in California.

Scott  W.  Wellman,  Esq.
-------------------------

Mr. Wellman, age 46, became a director of the Company in October 1999, Mr. Wellman is a senior partner of a law firm Wellman & Warren, LLP in Irvine, California, specializing in business law and complex business litigation with particular emphasis in securities matters, regulatory enforcement matters, unfair competition, real estate, and international business transactions. A graduate of University of California, Los Angeles, with BA in Mathematics, Scott Wellman received his Juris Doctor as well as his Masters degree in Economics in 1978 from the University of Southern California. Mr. Wellman serves as an Adjunct Professor of Law at Whittier Law School, where he teaches international business litigation and international transactions. Mr. Wellman has been a lecturer and/or guest panelist for numerous seminars, and has authored several publications.

Marcellina  Offoha,  Ph.D.
--------------------------

Ms. Offoha, age 45, became a director of the Company in October 1999, Ms. Offoha has extensive experience in teaching and counseling. Ms. Offoha has taught at several universities such as Shaw University, Ithaca College, State University of New York, Philadelphia College of Pharmacy & Science, Temple University, and Morgan State University. Ms. Offoha holds a Ph.D. in Sociology from Temple University, Philadelphia, Pennsylvania.

There  are  no family relationships between any directors or executive officers.

The election of the nominees requires the affirmative vote of a majority of the shares of Common Stock represented at the Annual Meeting and entitled to vote thereon.

                Meetings And Committees of The Board of Directors

During the fiscal year ended December 31, 2000, the Company's Board of Directors acted ten times by a unanimous written consent in lieu of a meeting.

                               Executive officers

The  executive  officers  of  the  Company  are  as  follows:

Anthony  C.  Dike,  M.D.  Chairman/CEO  and  CFO

Philip  Falese,  LLM,  MBA,  JD,  Chief  Financial  Officer

Dennis  Youkstetter,  DBA,  Interim  Chief  Operations  Officer

                             Executive Compensation.

The table below shows information concerning the annual and long-term compensation for services in all capacities to the Company for the Chief Executive officer and other full-time employee executive officers of the
Company:

<BTB>

                               Annual Compensation

    Name                  Year         Salary          Bonus        Stock Option  Amount Exercised as of
Anthony C. Dike            2000          $144,000(F1)       0          300,000        178,2000
                           1999          $144,400(F1)       0           0              0
Russ A Lyon                2000          $100,000           $25,000     500,000(F2)    0
                           1999          $ 16,666           0           0              0
Philip Falese              2000          $ 60,000           0           300,000        40,000

F1: As of July 1st, 2000, payment of salary has been deferred until such time as the Company has sufficient capital to commence such payment. Payment of 1999 salary has been forgiven.
F2: Such options have subsequently been forfeited in exchange for stock of InterCare.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2000 to the extent known to the Company, certain information regarding the ownership of the Company's Common Stock by (i) each person who is known by the Company to own of record or beneficially more than five percent of the Company's Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated:

<BTB>
   Name And Address of Beneficial Owner    Title       Amount and Nature of     Status       Percent of Class
                                                        Beneficial Ownership
Anthony C. Dike,M.D.                       Director            75,032,700       Active            80%
James L Kyle, M.D.                         Director                14,400       Active            0.02%
James W. Truher                            Director               159,000       Active            0.20%
Scott W. Wellman, Esq                      Director                47,985       Active            0.05%
Marcellina Offoha, PhD                     Director                14,400       Active            0.03%
Philip Falese, JD, MBA                     Officer                 40,000       Active            0.04%
All Directors and officers
as a group (Six Persons)                                       75,308,485                        80.20%
CGI Communications Services                                    11,100,000                        12.0%
Other shareholders(1)                                           7,548,000                         7.80%
Total number of shares outstanding                             93,956,485                        100%

Foot  Note:
(1) Includes 3.3 million shares pledged to secure the asset purchased by the registrant from the Israeli Bankruptcy court.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following Directors and officers exercised their options to purchase shares of the Company's common stock as per the 1999 stock option plan:

<BTB>
    Name                                  Title                   Number of Option Shares Exercised
    Anthony C. Dike, MD                   Director                   178,200
    James L. Kyle, 11, MD                 Director                    14,400
    James W. Truher                       Director                   159,000
    Scott W. Wellman, Esq.                Director                    47,985
    Marcellina Offoha, PhD                Director                    14,400
    Philip Falese, JD, MBA                Officer                     40,000

PART  IV
Exhibits,  Financial  Statement  Schedules  and  Reports  of  Form  8-K

Item          Description
Exhibit 99.1  Independent Auditors' Report and Consolidated Financial Statements

Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Meridian  Holdings,  Inc.

Date:  April 11,  2001             By:  /s/  Anthony  C.  Dike
                              ____________________________________Signature
                                        Anthony  C.  Dike
                                    Chief  Executive  officer

                                    EXHIBIT 99.1




                              Financial Statements
                        and Independent Auditors' Reports
                           MERIDIAN  HOLDINGS,  INC.
                  YEARS  ENDED  DECEMBER  31,  2000  AND  1999







































































                             MERIDIAN HOLDINGS, INC.

<BTB>
                                TABLE OF CONTENTS
     Item                                                   Page Number

INDEPENDENT  AUDITORS'  REPORTS                                F-1

AUDITED  FINANCIAL  STATEMENTS

     Consolidated  Balance  Sheets                             F-3

     Consolidated  Statements  of  Operations                  F-4

     Consolidated  Statements  of  Stockholders'  Equity       F-5

     Consolidated  Statements  of  Cash  Flows                 F-6

     Notes  to  Consolidated  Financial  Statements            F-7




























































                          INDEPENDENT AUDITORS' REPORT




To  the  Board  of  Directors
Meridian  Holdings,  Inc.

We have audited the accompanying consolidated balance sheet of Meridian Holdings, Inc. as of December 31, 2000, and the related consolidated statements of stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meridian Holdings, Inc. as of December 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



HASKELL  &  WHITE  LLP
Irvine,  California
April  3,  2001

                          INDEPENDENT AUDITOR'S REPORT




To  the  Board  of  Directors
Meridian  Holdings,  Inc.

I have audited the accompanying balance sheet of Meridian Holdings, Inc. as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year then ended. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

As discussed in Note 2, the Company restated its previously issued 1999 financial statements.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meridian Holdings, Inc. as of December 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


ANDREW  M.  SMITH
CERTIFIED  PUBLIC  ACCOUNTANT
3711  Long  Beach  Blvd.,  Suite  809
Long  Beach,  CA  90807
(562)  427-3887
(562)  492-6927  -  Fax

February  11,  2000,  except  for
     Note  2,  as  to  which  the  date
     is  April  3,  2001

                             Meridian Holdings, Inc.
                                 Balance Sheets


<BTB>
ASSETS
                                                                      As of December 31,
                                                                     ----------------------
                                                                        2000           1999
                                                                                       Restated
                                                                                      (Note 2)
                                                                      =======          ========
Current assets
Cash and cash equivalents                                          $ 253,501                   $  144,890
     Restricted cash (Note 9)                                        202,688                      193,282
Accounts receivable, net of allowance for doubtful accounts
of $151,744 and $77,194, respectively                              1,526,725                      236,811
Other current assets                                                  16,166                        9,347
            Total current assets                                   1,999,080                      584,330

Fixed assets, net of accumulated depreciation (Note 5)                51,726                       22,712

Intellectual property, net of accumulated amortization of
     $337,500 and $0, respectively (Notes 4 and 14)                2,362,500                            -

Investments (Notes 4 and 13)                                       4,372,688                    4,416,061

       Total assets                                              $ 8,785,994                  $ 5,023,103

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                                                   $ 371,469                       42,642
Accrued payroll and other                                            189,062                       53,206
Dividend payable (Note 3)                                            267,720                            -
Reserve for incurred but not reported claims (Note 9)                202,690                       28,753
Accrued interest (Note 12)                                           134,750                            -
Line of credit (Note 6)                                               50,109                        4,199
Current portion of long-term debt (Note 7)                            76,186                       60,000
               Total current liabilities                           1,291,986                      188,800

Loan from majority stockholder/officer (Note 12)                   2,939,974                            -

Long-term debt, net of current portion (Note 7)                       54,826                       83,970

                   Total liabilities                               4,286,786                      272,770

Commitments and contingencies (Notes 6,7,9,10,11 and 14)

Stockholders' equity (Notes 3, 4 and 10)
Preferred stock (20,000,000 shares authorized, par value
  $0.001; no shares issued and outstanding)                            -                           -
Common stock (100,000,000 shares authorized, par value
  $0.001; 93,956,485 and 93,472,500 shares issued and
  outstanding at December 31, 2000 and 1999, respectively)        93,957                      93,473
Additional paid-in capital                                     4,947,137                   4,872,723
Accumulated deficit                                             (541,886)                   (215,863)

             Total stockholders' equity                            4,499,208                   4,750,333

        Total liabilities and stockholders' equity               $ 8,785,994                 $ 5,023,103

See accompanying notes to consolidated financial statements.

Meridian Holdings, Inc.
Consolidated Statements of Operations

<BTB>
                                                        YEARS  ENDED  DECEMBER  31,
                                                        ---------------------------
                                                         2000                   1999
                                                                        Restated
                                                                       (Note 2)
                                                       =======                  =========


Revenues
   Capitation                                             $ 1,875,821           $ 1,804,198
   Related party fees (Note 4)                                829,470                     -
   Other   sale of software                                   450,000                     -
                                                           ---------             ----------
                                                            3,155,291             1,804,198

Cost of revenues
   Capitation                                               1,172,439               794,870
                                                            ---------               -------

                   Gross margin                             1,982,852             1,009,328
                                                            ---------             ---------
Operating expenses

     Research and development (Note 4)                        470,663                     -
     General and administrative                             1,471,073               666,336
                                                            ---------               -------
                                                            1,941,736               666,336
                                                            ---------               -------
                 Income (loss) from operations                 41,116               342,992
                                                            ---------               -------
Other income and (expense)

      Equity interest in earnings of investment               117,445                     -
      Other, net                                              (56,006)             (558,855)
                                                              -------              --------
                                                               61,439              (558,856)
                                                             --------             ---------
      Net income (loss)                                     $ 102,555            $ (215,863)
                                                            =========            ==========
Net income (loss) per share:

       Basic and diluted                                    $ 0.001               $ (0.004)
                                                           =========             ==========

       Weighted average shares outstanding                93,765,020             48,724,952
                                                          ===========            ==========

















See accompanying notes to consolidated financial statements.

                                     Meridian  Holdings,  Inc.
                               Statements  of  Stockholders'  Equity
                             For  the  Years  Ended  December  31,
                               2000  and  1999  (Restated  Note  2)

<BTB>

                                                                               Common     Accumulated
                                            Common Stock           Paid-in     Stock      Earnings
                                            Shares     Amount      Capital     Subscribed (Deficit)   Total
                                           =========   ======      ========    ==========  ========   ======
Balances, January 1, 1999                   1,950,000  $   1,950     $ 13,574  $(12,000)  $ -      $    3,524

Common stock issued for cash and services     562,500        563       18,187      -        -          18,750
Subscribed common stock issued                360,000        360         (360)   12,000     -          12,000
Common stock issued to
   stockholder/officer for Capnet           75,000,00     75,000       51,922         -     -         526,922
   acquisition
Common stock issued to an employee             600,000       600       24,400         -     -          25,000
Common stock issued to liquidate debt        3,000,000     3,000      497,000         -     -         500,000
Common stock issued for equity investment   12,000,000    12,000    3,868,000         -     -       3,880,000
Net loss for the year                                -         -            -         -    215,863)  (215,863)
                                            ----------    ------    ----------    --------- --------  --------
Balances, December 31, 1999 (Note 2)        93,472,500    93,473    4,872,723         -   (215,863) 4,750,333

Stock options exercised                        406,000       406       67,994         -     -          68,400
Common stock issued for services                77,985        78        6,420         -     -           6,498

Dividends paid and declared (Notes 3 and 4)          -        -            -         -    (428,578)  (428,578)

Net income for the year                             -        -            -          -     102,555    102,555
                                           -----------  ---------  ---------   ---------  --------  ----------
Balances, December 31, 2000                93,956,485   $ 93,957 $  4,947,137   $    -  $(541,886) $4,499,208
                                           ==========   =========  =========== ========= =========  ==========








































See accompanying notes to consolidated financial statements.

                             Meridian Holdings, Inc.
                      Consolidated Statements of Cash Flows


<BTB>
                                                                   Years Ended December 31,
                                                                    ========================
                                                                      2000             1999
                                                                                       Restated
                                                                                       (Note 2)
                                                                     ========         =========
Cash flows from operating activities
    Net income (loss)                                             $   102,555        $ (215,863)
    Adjustments to reconcile net income (loss) to net
       cash used in operating activities:
       Depreciation and amortization                                  355,670             5,940
       Allowance for doubtful accounts                                 74,550            77,194
       Equity interest in earnings of investments                    (117,445)                -
       Stock compensation                                              74,898                 -
       Write-off related to Capnet acquisition                             -            517,860
       (Increase) decrease in:
       Restricted cash                                                 (9,406)         (193,282)
       Accounts receivable                                         (1,364,464)         (314,003)
       Other current assets                                            (6,819)           (9,347)
       Accounts payable                                               328,827            42,642
       Accrued payroll and other                                      135,856            51,206
       Incurred but not reported reserve                              173,937            28,753
       Accrued interest                                               134,750                 -
       Other                                                                -            24,801
                                                                     --------            -------
Net cash used in operating activities                                (117,091)           15,901
                                                                     ---------           -------
Cash flow from investing activities
      Acquisition of intellectual property                         (2,700,000)                 -
      Acquisition of fixed assets                                     (47,224)           (27,827)
      Organization costs                                                    -             10,524
                                                                    ---------           ---------
Net cash used in investing activities                              (2,747,224)           (17,303)
                                                                    ----------           ---------
Cash flow from financing activities
     Borrowings from majority stockholder / officer                 2,939,974                  -
     Repayment of debt                                                (12,958)            (8,052)
     Repayment of line of credit                                       (4,199)           143,970
     Borrowings on line of credit                                      50,109              4,199
                                                                    ----------        -----------
Net cash provided by financing activities                           2,972,926            140,117
                                                                    ----------        -----------
    Increase in cash and cash equivalents                             108,611            138,715
Cash and cash equivalents, beginning of period                        144,890              6,175
                                                                    ----------         ----------
Cash and cash equivalents, end of period                            $ 253,501          $ 144,890
                                                                    ==========         ==========
Supplemental disclosure of cash flow information:

Cash paid during the year for:
     Interest                                                       $   9,127          $   6,469
                                                                    ==========          =========
     Income taxes                                                   $     800          $     800
                                                                     =========          =========
Supplemental disclosure of non-cash investing and financing activities:

During 2000, the Company recorded non-cash dividends of $428,578, representing distributions of a portion of its holdings of InterCare.com-dx, Inc. and CGI
Communications Services, Inc. to the Company's stockholders (refer to Notes 3 and 4).

During 1999, the Company issued common stock with an aggregate fair value of approximately $4,400,000 to acquire investments in other entities (refer to Note
4).

During 1999, the Company issued common stock with an aggregate value of $500,000 to liquidate debts in the amount of $500,000.

          See accompanying notes to consolidated financial statements.

                             MERIDIAN HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

1.     Summary  of  Significant  Accounting  Policies

                              Nature of Operations

Meridian Holdings, Inc. (the "Company") was incorporated under the laws of the State of Colorado on October 13, 1998. The Company is located in the City of Los Angeles, California, U.S.A. and contracts with physicians to provide health care services primarily within the area of Los Angeles County.

The Company is an acquisition-oriented holding company focused on building, operating, and managing a portfolio of business-to-business companies. It seeks to acquire majority or controlling interests in companies engaged in e-commerce, e-communication, and e-business services, which will allow the holding company to actively participate in management, operations, and finances. The Company's network of affiliated companies is designed to encourage maximum leverage of information technology, operational excellence, industry expertise, and synergistic business opportunity.

                           Principles of Consolidation

On June 29, 2000, the Company acquired its wholly owned subsidiary, Corsys Group Limited (refer to Note 3). This entity has been consolidated into the operations of the Company in the accompanying consolidated financial statements for the year ended December 31, 2000. All significant intercompany transactions and balances have been eliminated.

Cash  and  Cash  Equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents.

Summary  of  Significant  Accounting  Policies  (continued)

                                  Equity Method

Investments in certain companies whereby the Company owns 20 percent or more interest are carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses, because the Company exercises significant influence over their operating and financial activities. Such investee entities include InterCare.com-dx, Inc. ("InterCare") and CGI Communications Services, Inc. ("CGI").

Refer to Note 2 for the restatement of the fiscal year 1999 financial statements due to the deconsolidation in fiscal year 2000 of one of the Company's formerly majority-owned investments.

                                Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

                               Revenue Recognition

The Company recognizes capitation revenue on a monthly basis from managed care plans that contract with the Company for the delivery of health care services. This capitation revenue is at the contractually agreed-upon per-member, per-month rates. For the year ended December 31, 2000, approximately 65% of capitation revenues are derived from two Los Angeles county managed care plans. There were no such concentrations during the year ended December 31, 1999.

                                Costs of Revenues

The Company recognizes costs of revenues paid to physicians on a monthly basis who contract with the Company for the delivery of health care services. These costs are at the contractually agreed-upon per-member, per-month rates.

Fair  Value  of  Financial  Instruments  and  Concentration  of  Credit  Risk

The carrying amounts of cash, receivables, accounts payables and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial statements.

1    Summary  of  Significant  Accounting  Policies  (continued)

Fixed  Assets  and  Depreciation

Property and equipment are stated at cost. Acquisitions having a useful life in excess of one year are capitalized. Repairs and maintenance are expensed in the year incurred. Capital assets are depreciated by the straight-line method over the estimated useful lives of the related assets, normally five to seven years.

The Company provides for depreciation over estimated useful lives ranging from three to five years, using the straight-line method. Leaseholds are amortized over the life of the related, noncancelable lease, or the related asset's useful life, whichever is shorter. Repair and maintenance expenditures that do not significantly add to the value of the property, or prolong its life, are charged to expense, as incurred. Gains and losses on dispositions of property and equipment are included in the related period's statement of operations.

                         Research and Development Costs

Costs incurred by the Company's wholly owned subsidiary, Corsys Group Limited, in the research and development of enhancements to the acquired intellectual property are expensed as incurred (refer to Note 4).

Long-Lived  Assets

The Company reviews the carrying amount of its long-lived assets and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. No impairments were identified as of December 31, 2000 and 1999.

Earnings  Per  Share

Earnings per share is calculated pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings per share ("EPS") includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. All share and per share amounts have been retroactively restated for a 3 for 1 forward split of common stock, which was effected in June 2000, unless otherwise noted.

Accounting  for  Stock-based  Compensation

The Company adopted SFAS No. 123, "Accounting for Stock-based Compensation," which establishes financial accounting and reporting standards for stock-based compensation. SFAS No. 123 generally suggests, but does not require, stock-based employee compensation transactions be accounted for based on the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measurable. Companies that do not elect to change their accounting for employee stock-based compensation are required to disclose the effect on net income as if the provisions of SFAS No. 123 were followed. The Company has decided to retain the provisions of APB Opinion No. 25, and related interpretations thereof, for recognizing stock-based compensation expense for employees, which includes members of the board of directors. Non-employee stock compensation is recorded at fair value in accordance with SFAS No. 123. There was no such compensation recorded during the periods ended December 31, 2000 and 1999.

Income  Taxes

The Company utilizes the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are recognized based on the differences between financial statement and income tax bases of assets and liabilities using the enacted statutory rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

2.     Restatement  of  Amounts  Previously  Reported

The December 31, 1999 financial statements contain certain restatements of amounts previously reported.

The restatements are the result of i) a 3 for 1 stock split which has been retroactively reflected in the accompanying financial statements; ii) recording of amounts related to a risk pool to which the Company is party; iii) recording additional paid-in capital related to an equity investment made in fiscal year 1999; iv) write-off of amounts related to the Capnet acquisition in fiscal year 1999; and v) deconsolidation of the majority-owned investment InterCare in fiscal year 1999, which has been diluted down to a 32 percent equity ownership as of December 31, 2000 (refer to Note 4).

The following is a summary of the impact of the restatements on the 1999 balance sheet.

<BTB>
a.  Increase  in  investment  to show equity investment
    in InterCare.com-dx,Inc.                                           $536,061
b.  Increase in restricted cash to reflect amounts
    deposited into a risk pool on  behalf  of  the  Company             193,282
c.  Increase in receivables for amounts owed to the Company
    for settlement of the  risk  pool                                    76,537
d.  Increase  in  incurred  but  not  reported  reserve                  28,753
e.  Increase  in  common  stock  and  additional  paid-in
    capital to correct  balances                                      1,078,724
f.  Net  decrease  in  accumulated  earnings                           (301,596)

The following is a summary of the impact of the restatements on the 1999 statement of operations:

a.     Net  increase  to  reflect  revenues  earned
       from  the  risk  pool                                            $241,066
b.     Decrease  to  reflect  write-off of amounts
       related to the acquisition of  Capnet                           (517,860)
c.     Other                                                            (24,802)
                                                                       --------
Net  decrease  in  1999  net  income                                 $ (301,596)
                                                                      =========

The effects on the Company's previously issued 1999 financial statements are summarized as follows:

<BTB>
                                                     As Previously                              As
                                                     Reported                                   Restated
                                                     ============                               ========
Balance Sheet:
         Current assets                             $    314,510          $  269,820        $   584,330
         Investments                                   3,880,000             536,061          4,416,061
                   Total assets                     $  4,217,222          $  805,881        $ 5,023,103
                                                    ===========           ==========        ===========

        Current liabilities                         $    100,047          $   28,753        $   128,800
        Common stock                                      31,157              62,316             93,473
        Additional paid-in capital                     3,856,315           1,016,408          4,872,723
        Accumulated earnings (deficit)                    85,733            (301,596)          (215,863)
        Total liabilities and
        Stockholders' equity (deficit)              $  4,217,222          $  805,881        $ 5,023,103
                                                    ===========           ==========        ===========
Statement of Operations:

        Revenues                                    $  1,392,919          $  411,279        $ 1,804,198
        Cost of revenues                                (652,467)           (142,403)          (794,870)
        Operating expenses                              (638,526)            (27,810)          (666,336)
        Other                                            (16,193)           (542,662)          (558,855)
                                                    ------------           ---------         -----------
        Net income (loss)                           $      85,733          $ (301,596)        $(215,863)
                                                    =============          ==========        ===========

Net income (loss) per share basic and diluted       $         -                               $   (0.001)
                                                     ===========                              ===========

3.  Capitalization

The Company has established one class of preferred stock, one class of common stock and has established two classes of warrants. 1,000,000 Class "A" Redeemable Common Stock Purchase Warrants have been established, exercising into Common Shares at an exercise price of $3.00 per share. 1,000,000 Class "B" Redeemable Common Stock Purchase Warrants have been established, exercising into Common Shares at an exercise price of $4.50 per share. There were no such warrants outstanding as of December 31, 2000 and 1999.

During 1999, 1,000,000 shares of the Company's Common Stock were issued to MMG Investments, Inc. at the fair market value of $0.5 per share on the day of exercise to satisfy the debt of $500,000 incurred from the acquisition of 51% of InterCare. On August 26, 1999, pursuant to 1998 Stock Option Plan, the board of directors authorized the issuance of 200,000 pre-split restricted shares of common stock to one of its employees at $0.125 per share being the fair market value of the Company's common stock on the date of exercise.

In April 2000, the board of directors approved the authorization of 20,000,000 shares of $0.001 par value preferred stock. The preferred stock may be issued from time to time in one or more series, and the board of directors, without further approval of the stockholders, is authorized to fix the dividend rates and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restriction applicable to each series of preferred stock. There are no shares of preferred stock outstanding, and no series of shares have yet been designated as of December 31, 2000.

In  June  2000,  the Company effected a 3 for 1 stock split of its common stock.

On October 18, 2000, the Company announced that pursuant to a resolution adopted by the board of directors on October 17, 2000, for each 20 shares of common stock of the Company owned, shareholders of record as of January 2, 2001 would be issued one share of common stock of CGI. The dividend distribution, which was made to all shareholders, except all current and past officers, directors, and affiliates took place in January 2001, following the Company's annual meeting. At December 31, 2000, a dividend payable of $267,720 is recorded reflecting the relative net book value of the Company's investment in CGI to be distributed.

During fiscal 2000, the Company's majority stockholder/officer forgave $36,000 of his salary in exchange for the exercise of a portion of his stock options outstanding.

On March 19, 2001, pursuant to the resolutions adopted by the board of directors of the Registrant, the Company was authorized to repurchase, from time to time, up to five million of the outstanding shares of common stock from its shareholders, for a period of one year, beginning March 19, 2001 through, and including, March 18, 2002, at the market prices or such other indicators of fair market value. No shares have been repurchased as of the date of this report.

4.     Investments and Intellectual Property

                              Intellectual Property

On June 29, 2000, the Company purchased all of the assets of Sirius Computerized Technologies Limited (Israel), consisting primarily of intellectual property and technology related to that company's software used in healthcare management. The asset purchase includes the highly innovative intellectual property commonly known as MedMaster and the associated Virtual Multi-object-architecture Database, as well as all components, subsystems, source code, and documentation. The purchase price was $2.7 million. Simultaneous with this acquisition, the Company formed a research and development subsidiary in Jerusalem, Israel known as Corsys Group Limited ("Corsys"). The total costs incurred by Corsys are included in the accompanying consolidated statements of operations as research and development expenses.

The purchase of intellectual property was funded by the majority stockholder/officer of the Company. The Company has recorded a note payable in the amount of $2.7 million (refer to Note 12). Intellectual property has been capitalized in the amount of $2.7 million in the accompanying consolidated balance sheet, and is being amortized over a four-year period on a straight-line basis. The Company recorded $337,500 and $0 amortization expense during the years ended December 31, 2000 and 1999, respectively.

                                     Capnet

The Company completed the acquisition of the Capnet Group of Companies ("Capnet") on May 25, 1999 through the issuance of 25,000,000 pre-split shares of common stock to the Company's majority stockholder/officer with an estimated fair value of approximately $527,000. During 1999, the Company incurred a write-off of approximately $518,000 due to the impairment of certain assets acquired. Capnet currently operates as a division of the Company.

                                    InterCare

On September 18, 1999, the Company acquired 51% of all the outstanding Common Stock of InterCare in exchange for services and assumption of certain debts of InterCare. The financial statements for the year ended December 31, 1999 were previously reported to reflect a consolidation of the 51% equity interest in InterCare. However, during fiscal year 2000, additional stock issued by InterCare combined with a dividend distribution by the Company of InterCare stock resulted in a net decrease in the Company's ownership percentage to 32% at December 31, 2000. A dividend of approximately $160,800 was recorded reflecting the relative net book value of the Company's investment in InterCare that was distributed. Therefore, the 1999 financial statements have been restated to reflect the deconsolidation of InterCare (refer to Note 2). As of December 31, 2000 and 1999, the investment in InterCare was $492,688 and $536,061, respectively.

                                       CGI

On December 10, 1999, the Company agreed to acquire a 20% equity interest in CGI for common stock. On December 20, 1999, the board of directors authorized the issuance of 4,000,000 pre-split (adjusted to 12,000,000 post-split) shares of common stock in consideration for the 20% of the interest in CGI. At the date of the transaction, the Company's shares opened at a price of $3 per share. Between September 1, 1999 and the acquisition date, the Company's stock sold within a range of $.25 to $3.25 per share (an average of $.97 per share). Because of the limited trading history of the Company, the six-month average was deemed to be a fair valuation of the transaction, resulting in a total investment balance of $3,880,000 as of December 31, 2000 and 1999. The shareholders of CGI were also issued warrants to purchase an additional 1,000,000 pre-split (adjusted to 3,000,000 post-split) shares of common stock at $2 pre-split share (or approximately $0.67 on a post-split basis) over a five-year period as a hedge against any fluctuation of the share price of the common stock in the immediate future. These warrants will expire on December 30, 2004, and none have been exercised as of December 31, 2000.

5.    Fixed Assets

Fixed assets consist of the following as of December 31, 2000:

<BTB>

                                                         2000            1999
                                                        =====            ====
Computer equipment                                        $ 71,853         $ 56,419
Leasehold improvements                                       6,500            6,500
Office furniture and fixtures                               36,603           36,603
Office equipment                                            25,312            7,169
Software                                                    18,534            6,756
Medical equipment                                            5,391            5,391
                                                           -------         --------
                                                           164,193          118,838
Less accumulated depreciation                             (112,467)         (96,126)
                                                          $ 51,726         $ 22,712

6.   Line of Credit

During 2000, the Company had a $50,000 line of credit with a financial institution. Approximately $50,000 was outstanding under this facility as of December 31, 2000. Related advances bear interest at 11%, and interest is payable monthly. The line of credit expired March 21, 2000, and has been subsequently renewed through March 21, 2002.

7.   Long-term  Debt

The Company has various loans with financial institutions with interest rates ranging from 4% to 15% and maturity dates ranging from 2015 to 2024.

8.   Income  Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred income tax assets and liabilities are as follows:

<BTB>
                                                                        December 31,
                                                                     2000          1999
                                                                     =====         =====

Majority  stockholder/officer's  salary                                $ 40,147    $        -
                                                                        ---------   ---------
     Current portion of net deferred income
            tax assets (liabilities)                                    40,147              -
                                                                        ---------   ---------
Depreciation and amortization                                          (35,369)             -
Research and development credit                                         11,525              -
                                                                        ---------   ---------
     Long-term portion of net deferred
          income tax assets (liabilities)                              (23,844)             -
                                                                        ---------   ---------

Total net deferred income tax assets (liabilities)                      16,303              -
                                                                        ---------   ---------
Valuation allowance                                                    (16,303)             -
                                                                        ---------   ---------

Net deferred income taxes                                              $     -        $     -
                                                                        ========      =======

The Company's income tax provision for the years ended December 31, 2000 and 1999 are not significant to the Company's operations and have been included within the general and administrative expenses in the accompanying statements of operations.

At December 31, 2000, a 100% valuation allowance had been provided on the net deferred income tax assets, since the Company can not determine that it is "more likely than not" to be realized.

At December 31, 2000, the Company has no net operating loss carryforwards for federal and state purposes.

9.    Risk Pool Agreement

The Company is party to a Risk Pool Agreement (the "Agreement") with Tenet HealthSystem Hospitals, Inc. ("Tenet"). Pursuant to the Agreement, 50% of the monthly capitation revenue is received directly by the Company, and the remaining 50% is deposited into an escrow account from which Tenet pays all claims expenses, reinsurance expenses and retains a management fee. These revenues and expenses have been reflected in the accompanying consolidated statements of operations for the years ended December 31, 2000 and 1999.

The Company has also reflected the monies in the escrow account as of December 31, 2000 and 1999 as restricted cash in the accompanying consolidated balance sheets. Additionally, Tenet provides the Company with an estimate as to the incurred but not reported claims, which has been recorded as such in the accompanying consolidated balance sheets.

10.   Stock Option Plan

In January 2000, the stockholders of the Company approved a stock option plan for the directors of the Company (the "Plan"). The Plan provides for issuance of up to 5,000,000 shares of its common stock. Options to directors are granted based on attendance at board meetings. At December 31, 2000, 3,500,000 shares were available for grant under the terms of this plan.

The purchase price per share (the "Option Price") of the shares of Common Stock underlying each Option shall be not less than the fair market value of such shares on the date of granting of the Option. Such fair market value shall be determined by the Option Committee on the basis of reported closing sales price on such date or, in the absence of reported sales price on such date, on the basis of the average of reported closing bid and asked prices on such date. In the absence of either reported sales price or reported bid and asked prices, the Option Committee shall determine such market value on the basis of the best available evidence.

Each Option shall be exercisable for the full number of shares of Common Stock subject thereto, or any part thereof, in such installments and at such intervals as the Option Committee may determine in granting such Option, provided that (i) each Option shall become fully exercisable no later than five years from the date the Option is granted, (ii) the number of shares of Common Stock subject to each Option shall become exercisable at the rate of at least 20% per year each year until the Option is fully exercisable, and (iii) no option may be exercisable subsequent to its termination date. Each Option shall terminate and expire, and shall no longer be subject to exercise, as the Option Committee May determine in granting such Option, but in no event, later than ten years after the date of grant thereof.

A summary of the status of the Plan and changes during the years ended December 31 is as follows:

<BTB>
                                                              2000                           1999
                                                              =====                          =====
                 Fixed Options                      Shares           Weighted        Shares     Weighted
                                                                     Average                    Average
                                                                     Price                      Price
                ===============                     ========         ========       =======     ========
         Outstanding at beginning of Year           1,500,000         $ 1.45               -    $ -
                   Granted                          1,500,000           0.46       1,500,000    $.1.45
                   Exercised                         (406,000)          0.17               -      -
                   Forfeitures/Cancelled           (1,500,000)         (1.45)              -      -
                                                   ----------         ------       ---------    ------
         Outstanding at  end of the year            1,094,000         $ 0.57       1,500,000    $ 1.45
                                                   ==========         ======       =========    =======
         Exercisable at end of year                 1,094,000         $ 0.57       1,500,000    $ 1.45
                                                   ==========         ======       =========    =======
         Weighted average fair value per Options
                  Granted during the year                             $ 1.95                    $ 1.95


Grants under the Company's stock option plan are accounted for under the provisions of APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the plan. Had compensation costs for the stock-based compensation plan been determined based on the grant date, the fair value of awards (the method described in Statement No. 123) and reported net income (loss) would have been as shown below:

<BTB>
                                 2000             1999
                                 =====            =====
Net income (loss)
       As reported              $  102,555       $  (215,863)
       Pro forma                   102,555        (3,142,478)

The pro forma effect on operations for 2000 of 2000 stock option grants was offset by the pro forma effect of options forfeited in 2000.

The fair value of each grant is estimated at the grant date using the following assumptions: no dividends for all years; risk-free interest rates of 5.1% in 2000 and 1999; and expected lives of five years for all grants.

11.   Operating  Leases

The Company has an agreement to lease an office facility for its headquarters in Los Angeles, California. The lease expires in May 2003 and provides the option to renew for one three-year term. Monthly rents range from $4,761 to $5,186.

In addition, the Company leases office space on a month-to-month basis under an agreement which expires May 2001 with an option to extend. The Company also entered into a three-year vehicle lease agreement in September 1999. Monthly rents on these leases are $1,560 and $572, respectively.

The following is a schedule of future minimum lease payments required under the leases described above:

<BTB>
                    Years Ending
                     December 31,                     Amount

          2001                                      $  66,721
          2002                                         66,808
          2003                                         25,930
                                                   ----------
                                                   $  159,459
                                                   ==========

Rent expense was $106,862 and $60,635 for the years ended December 31, 2000 and 1999.

12.   Related  Party  Transactions

Under the terms of a Reseller Agreement entered into with InterCare in 1999, the Company receives a 60% royalty on the software sales generated by InterCare. The Company recorded $829,470 of such receivables and related revenues at December 31, 2000. No such receivables and related revenues are recorded as of and for the year ended December 31, 1999.

In connection with the acquisition of Corsys, the majority stockholder/officer loaned the Company $2.7 million. In accordance with the Promissory Note, the loan bears interest at 10% per annum and matures on July 1, 2001. Management expects to renew the note upon maturity. Concurrently, the majority stockholder/officer gave the Company a credit line of up to $500,000 with the same terms. As of December 31, 2000, $239,974 is outstanding under the credit line.

At December 31, 2000, $134,750 is accrued for interest payable under the above-described loans.

13.  Equity  Method  Investments

Summary financial information for InterCare as of and for the two years ended December 31, is presented in the following table. The amounts shown represent the operating results and financial position based on U.S. generally accepted accounting principles.

<BTB>
                                                 2000                   1999
                                                (audited)               (audited)
Current assets                                   $ 1,459,817             $  95,903
Total assets                                       1,482,462                96,156
Current liabilities                                1,019,290                     -
Total liabilities                                  1,019,290                     -
Revenues                                           1,562,450                 6,629
Gross margin                                         716,312                 6,377
Net income (loss)                                    367,016              (114,423)

Summary financial information for CGI as of and for the two years ended December 31, is presented in the following table.

<BTB>
              2000                                   1999
             (unaudited)                            (unaudited)
Long-term assets             $ 5,268,009           $  3,885,559
Total assets                   5,268,009              3,885,559
Current liabilities            1,382,450                      -
Total liabilities              1,382,450                      -
Revenues                               -                      -
Gross margin                           -                      -
Net income (loss)                   (206)                     -

The differences in the underlying net equity of the above-described investees and the investment balances recorded at December 31, 2000 are a result of the initial acquisition accounting of the Company's percentage interests.

LEGAL  PROCEEDINGS

The intellectual property discussed in Note 4 was acquired out of the bankruptcy proceedings of Sirius Computerized Technologies Limited and Sirius Technologies of America (collectively, "Sirius"). The acquisition was made with the understanding that the Company would have free and clear title to the intellectual property. However, a significant creditor of Sirius, Lockheed Martin Systems Integration, Owego ("Lockheed") obtained a judgment against Sirius and executed same to obtain possession of the source code underlying the Sirius' MedMaster suite of software products. The Company has requested that Sirius and Lockheed come to some negotiated settlement of their dispute in order for the asset to be delivered free and clear to the Company as per the terms of the purchase agreement of the intellectual property originally approved by the Israeli Bankruptcy Courts. Negotiations are currently proceeding in this regard.

   EX-27.1
                             FINANCIAL DATA SCHEDULE

[ARTICLE]  5
[MULTIPLIER].1

[PERIOD-TYPE]                               12-MOS
[FISCAL-YEAR-END]                      DEC-31-2000
[PERIOD-START]                         JAN-01-2000
[PERIOD-END]                           DEC-31-2000
[CASH]                                     253,501
[SECURITIES]                             4,372,688
[RECEIVABLES]                            1,526,725
[ALLOWANCES]                               151,744
[INVENTORY]                                 16,166
[CURRENT-ASSETS]                         1,999,080
[PP&E]                                      51,726
[DEPRECIATION]                             337,500
[TOTAL-ASSETS]                           8,785,994
[CURRENT-LIABILITIES]                    1,291,986
[BONDS]                                          0
[PREFERRED-MANDATORY]                            0
[PREFERRED]                                      0
[COMMON]                                    93,957
[OTHER-SE]                               4,947,137
[TOTAL-LIABILITY-AND-EQUITY]             8,785,994
[SALES]                                  3,155,291
[TOTAL-REVENUES]                         3,155,291
[CGS]                                    1,172,439
[TOTAL-COSTS]                            1,172,439
[OTHER-EXPENSES]                            56,006
[LOSS-PROVISION]                                 0
[INTEREST-EXPENSE]                               0
[INCOME-PRETAX]                            102,555
[INCOME-TAX]                                     0
[INCOME-CONTINUING]                              0
[DISCONTINUED]                                   0
[EXTRAORDINARY]                                  0
[CHANGES]                                        0
[NET-INCOME]                               102,555
[EPS-BASIC]                                    0
[EPS-DILUTED]                                    0

<!-- EDIT LINE -->