Form 10QSB
period 2001-03-31
MERIDIAN HOLDINGS INC
filed 2001-05-15
CIK 1071758

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                              FORM  10-QSB
 (  X )     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For  the  Quarterly  Period  Ended          March  31,  2001

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

As of March 31, 2001, Meridian Holdings, Inc., Registrant had 93,456,485 shares of its $0.001 par value common stock outstanding.

                                        Page 1 of 12 sequentially numbered pages
                                                                       Form 10-Q
                                                              First Quarter 2001













                            MERIDIAN  HOLDINGS,  INC.


                                      INDEX


                                                                       PAGE
                                                                       ----


PART  I.  FINANCIAL INFORMATION

          Consolidated Balance Sheets                                    3

          Consolidated Statements of Operations                          4

          Consolidated Statements of Cash Flows                          5

          Notes to Consolidated Financial Statements                   6-7

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      8

PART II   OTHER INFORMATION

          Additional Information                                        10

          Signature                                                     11

                            MERIDIAN  HOLDINGS,  INC.

                           Consolidated Balance Sheets
                                   (Unaudited)

ASSETS

                                                         As of
                                                         March 31,   December 31,
                                                         2001        2000
                                                 ==========   ==========
Current assets
Cash and cash equivalents                              $  212,463     $  253,501
    Restricted cash                                       272,252        202,688
Accounts receivable, net of allowance for
doubtful accounts of $151,744                           1,454,082      1,526,725
Other current assets                                       17,344         16,166
                                                       ----------     ----------
                  Total current assets                  1,956,141      1,999,080

Fixed assets, net of accumulated depreciation              47,953         51,726
Intellectual property, net of accumulated
amortization of $506,250 and $337,500, respectively      2,193,750     2,362,500
Investments                                              4,080,926     4,372,688
                                                         ---------    ----------
 Total assets                                          $ 8,278,770  $  8,785,994
                                                         ==========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                   $    281,254  $   371,469
    Accrued payroll and other                               172,830      189,062
    Dividend payable                                              -      267,720
    Reserve for incurred but not reported claims            265,664      202,690
    Accrued interest                                        208,534      134,750
    Line of credit                                           52,236       50,109
    Current portion of long-term debt                        71,253       76,186
                                                        -------      -------
    Total current liabilities                              1,051,771   1,291,986

Long Term liabilities
    Loan from majority stockholder/officer                 2,951,342   2,939,974
    Long-term debt, net of current portion                    54,440      54,826
                                                           ---------   ---------
    Total liabilities                                      4,057,553   4,286,786
                                                           =========   ==========
Commitments and contingencies

Stockholders' equity
   Preferred stock (20,000,000 shares authorized,
   par value $0.001; no shares issued and outstanding)            -           -
   Common stock (100,000,000 shares authorized, par value
   $0.001; 93,456,485 shares issued and outstanding at
   March 31, 2001 and December 31, 2000                       93,957      93,957
   Additional paid-in capital                              4,947,137   4,947,137
   Accumulated deficit                                      (819,877)   (541,886)
                                                           ----------  ----------
    Total stockholders' equity                             4,221,217   4,499,208
                                                        -- ---------  -----------
    Total liabilities and stockholders' equity          $  8,278,770 $ 8,785,994
                                                        ============  ============

See accompanying notes to consolidated financial statements

MERIDIAN  HOLDINGS,  INC.

 Consolidated Statements of Operations
(UNAUDITED)


                                             Three Months Ended March 31,
                                              2001           2000
                                                     ====           ====
Revenues
 Capitation                                       $ 477,228        $ 337,185
 Royalties from MedMaster Software License           90,000                -
 Services related to  MedMaster software             59,600                -
                                                   ========        =========
                                                    626,828          337,185
Cost of revenues
 Capitation                                         203,848          201,437
                                                    -------          -------
 Gross margin                                       422,980          135,748
                                                    -------          -------

Operating expenses

General and administrative                          665,939          241,414
                                                    -------          -------
Loss from operations                               (242,959)        (105,666)
                                                    --------        ---------

Other income and (expense)
Equity interest in earnings (loss) of investment    (24,042)               -
 Other, net                                         (10,990)          (5,631)
                                                    --------        --------
                                                    (35,032)         (5,631)
                                                 -----------     -----------
      Net Loss                                   $ (277,991)     $ (111,297)
                                                 ===========     ===========
Net Loss per share:

    Basic and diluted                               $  (0.001)   $  (0.001)
    Weighted average shares outstanding            93,456,485    93,472,500



















See accompanying notes to consolidated financial statements

MERIDIAN  HOLDINGS,  INC.

Consolidated Statements of Cash Flows
(UNAUDITED)

                                                     Three Months Ended March 31,
                                                    2001            2000
                                                   =====          ======
Cash flows from operating activities
  Net Loss                                              $ (277,991)   $ (111,297)
  Adjustments to reconcile net Loss to net
  cash used in operating activities:
  Depreciation and amortization                            174,024             -
  Equity interest in earnings of investments                24,042             -
  (Increase) decrease in:
         Restricted cash                                   (69,564)            -
         Accounts receivable                                72,643      (209,485)
         Other current assets                               (1,178)      (10,530)
         Accounts payable                                  (90,215)      123,039
         Accrued payroll and other                         (16,232)       38,764
         Incurred but not reported reserve                  62,974            -
         Accrued interest                                   73,784            -
                                                          --------       -------
Net cash used in operating activities                      (47,713)     (169,509)
                                                          ---------     ---------
Cash flow from investing activities
   Acquisition of fixed assets                              (1,501)      (24,962)
   Organization costs                                            -        16,613
                                                         ----------     ---------
Net cash used in investing activities                       (1,501)       (8,349)
                                                         ----------     ---------
Cash flow from financing activities
   Borrowings from majority stockholder / officer           11,368             -
   Borrowings on long-term debt                                  -       186,074
   Repayment of debt                                        (5,319)      (12,502)
   Borrowings on line of credit                              2,127             -
                                                           --------     --------
Net cash provided by financing activities                    8,176      173,572
                                                           --------     ---------
   Decrease in cash and cash equivalents                   (41,038)      (4,286)

Cash and cash equivalents, beginning of period             253,501        4,286
                                                        ---------      --------
Cash and cash equivalents, end of period                 $ 212,463      $      -
                                                        ==========     ==========

Supplemental  disclosure  of  non-cash  investing  and  financing  activities:

During the three months ended March 31, 2001, the Company distributed non-cash dividends of $267,720, representing a portion of its holdings of CGI
Communications Services, Inc. to the Company's stockholders, which were previously accrued as of December 31, 2000.






See accompanying notes to consolidated financial statements

                            MERIDIAN  HOLDINGS,  INC.

                   Notes  to  Consolidated  Financial  Statements
1.     General

Basis  of  Reporting

The interim accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended December 31, 2000 included in its Annual Report on Form 10-KSB. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2001.

The interim accompanying unaudited consolidated financial statements include the operations of the Company and its majority-owned subsidiary Corsys Group Limited.

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

2.     Investments  and  Intellectual  Property

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

The purchase of intellectual property was funded by the majority stockholder/officer of the Company. The Company has recorded a note payable in the amount of $2.7 million. Intellectual property has been capitalized in the amount of $2.7 million in the accompanying consolidated balance sheet, and is being amortized over a four-year period on a straight-line basis. The Company recorded $506,250 and $337,500 amortization expense for the quarter ended March 31, 2001, and the period ended December 31, 2000 respectively.

The intellectual property, including its subsystems, source code and documentation, was acquired out of the bankruptcy proceedings of Sirius Computerized Technologies Limited (Israel) and Sirius Technologies of America (Collectively, "Sirius"). The acquisition was made with the understanding that the Company would have free and clear title to the intellectual property. However, a significant creditor of Sirius, Lockheed Martin Systems Integration, Owego ("Lockheed") obtained a judgment against Sirius and executed same to obtain possession of the source code underlying the Sirius MedMaster suite of software products, and has expressed its intention to exploit same, thus creating competition with the Company. The Company has requested that Sirius and Lockheed come to some negotiated settlement of their dispute in order for the asset to be delivered free and clear to the Company, as per the terms of the purchase agreement of the intellectual property originally approved by the Israeli Bankruptcy Courts. Negotiations are currently proceeding in this regard, and as of this writing, no settlement agreement has been reached by all parties. If no agreement is reached, the Company may be forced to seek redress through the Israeli court system to recover all monies spent in salvaging the asset, as well as collateral damages it may have sustained as a result. There can be no assurance that the Company will succeed in obtaining any redress from the Israeli court. Also, the cost of litigation may be very expensive, and could impact the results of the Company's operations.


3.     Fixed  Assets

Fixed assets consist of the following:

                                            As of
                                           March 31, 2001        December 31,2000
Computer equipment                          $  71,853            $  71,853
Leasehold improvements                          6,500                6,500
Office furniture and fixtures                  36,603               36,603
Office equipment                               25,312               25,312
Software                                       20,035               18,534
Medical equipment                               5,391                5,391
                                             --------              -------
                                               65,694              164,193
Less accumulated depreciation                (117,741)            (112,467)
                                            ---------             --------
                                             $ 47,953             $ 51,726
                                            ========            ==========

4.     Line  of  Credit

The Company has a $50,000 line of credit with a financial institution. Related advances bear interest at 11%, and interest is payable monthly. The line of credit expires March 21, 2002.

5.     Long-term  Debt

The Company has various loans with financial institutions with interest rates ranging from 4% to 15% and maturity dates ranging from 2015 to 2024.

6.     Risk  Pool  Agreement

The Company is party to a Risk Pool Agreement (the "Agreement") with Tenet HealthSystem Hospitals, Inc. ("Tenet"). Pursuant to the Agreement, 50% of the monthly capitation revenue is received directly by the Company, and the remaining 50% is deposited into an escrow account from which Tenet pays all claims expenses, reinsurance expenses and retains a management fee. These revenues and expenses have been reflected in the accompanying consolidated statements of operations for the for the quarters ended March 31, 2001 and 2000.

The  Company has also reflected the monies in the escrow account as of March 31,

2001 and December 31, 2000 as restricted cash in the accompanying consolidated balance sheets. Additionally, Tenet provides the Company with an estimate as to the incurred but not reported claims, which has been recorded as such in the accompanying consolidated balance sheets.

                            MERIDIAN  HOLDINGS,  INC.


THE  COMPANY

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


SELECTED  FINANCIAL  DATA

The Company had net working capital of $904,370 as at March 31, 2001 compared to $707,094 at December 31, 2000. This represents an increase in working capital of 21.8%. This increase in working capital is attributed to increase in enrollment of membership into the Capnet IPA Network; increase in monthly fees paid by the contracted health plans to the IPA, royalties from MedMaster software licenses sales, as well as level three support services fee paid by InterCare.com-dx, Inc. ("InterCare") (a related party).

The selected financial data set forth above should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto.

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

LIQUIDITY  AND  CAPITAL  RESOURCES  OF  THE  COMPANY.

On June 29, 1999, Dr. Anthony C. Dike joined the Company as Chairman and Chief Executive Officer. Under his employment agreement, the Company was to pay
Dr.  Dike  a base salary of $12,000 per month.   As of April 1, 2000 and up to
March 31, 2001, the Company has not paid Dr. Dike any portion of his base salary that was calculated to $144,000.

Long-term cash requirements, other than normal operating expenses, are anticipated for the continued development of the Company's business plans. The Company will need to raise additional funds from investors in order to complete these business plans. There is no assurance that such funds will be available, and even when available, the terms may be very prohibitive.

RESULTS  OF  OPERATIONS

The Company generated revenues from operations of $626,828 during the first quarter ended March 31, 2001, compared to the revenues from operations of $337,185 during the comparable period in 2000. This represents an increase in revenues of 86%. This increase in revenue is attributed to the increase in enrollment of membership into the Capnet IPA Network; increase in monthly fees paid by the contracted health plans to the IPA, royalties from MedMaster software licenses sales, as well as level three support services fee paid by InterCare.

The Company recorded a net loss from operations of $(277,991) during the three-month period ended March 31, 2000, compared to net loss from operations of $(111,297) during the comparable period in 2000.

The increase in net loss is attributed to the hiring of additional support-staff, marketing and outside consultants fees. Of the $665,939 total operating expense, $208,000 was spent on research and development (Corsys Group), the remaining $457,939 was spent on general corporate purposes, including personnel salaries, marketing etc.

Management anticipates that general operating expenses will increase, as it pursues, vigorously, its acquisition of new business opportunities and the integration of the existing ones.

PLAN  OF  OPERATIONS

Management initiated a restructuring plan during the first quarter of 2001, necessary as a result of the general market condition, as well as the termination of some of the Capnet IPA contracts with health plans whose membership is less than 200.

The Company intends to embark on more aggressive marketing campaign to increase its enrollment of membership into its Healthy Family Program contract with the County of Los Angeles Community Health Plan, and LACARE Health Plan. To this end, the Company has hired Dr. Wesley Bradford, MD, MS, MBA, as its Vice President Business Development, and Medical Director of its Capnet IPA Network.

On April 30, 2001, the Company initiated a restructuring of its business operations whereby the operations of Corsys Group (Israel) LTD, the research and development subsidiary of the Company was consolidated with the core operations of the registrant. This restructuring was necessitated by the need for the Company to enhance the Company's balance sheet, as well as mitigate further losses due to its inability to exploit fully the asset purchased from the Israeli bankruptcy court (See legal proceedings below). As a result of this restructuring exercise, the Israel operations were shut down, and all but the key employees of Corsys Group, were laid-off.

RECENT  EVENTS

On January 5, 2001, the Company held its annual shareholder meeting at the Ramada Inn, in Culver City, California. Four of five members of the board of directors for the year 2001 were elected. Also, during this meeting, the shareholders approved the company's 2001 stock option plan. And, finally, the shareholders approved the appointment of Haskell & White LLP as the Company's independent auditors.

On January 25, 2001 the Company announced that its Capnet Physician Network renewed its contracts with the County of Los Angeles - Department of Health Services Community Health Plan. The agreement was extended for another

12-month period and the Company projected revenue provision in the range of $1.5 million to $2 million during the extension period.

On January 30, 2001, the Company announced the effectiveness of its equity investee's, InterCare, SB-2 Filing with the Security and Exchange Commission. On February 21, 2001, the Company announced that its wholly-owned subsidiary, CGI Communications Services, Inc. ("CGI"), executed a multi-facility service level agreement with Primary Doctors Medical Group in Los Angeles to deploy and implement the web-enabled version of MedMaster suite of clinical application.

On February 27, 2001, the Company announced that CGI executed a multi-facility service level agreement with El Dorado Community Services Center in the Los
Angeles area to deploy and implement the web-enabled version of MedMaster Electronic Medical Record System.

On March 12, 2001, the Company announced that InterCare executed an exclusive reseller agreement with China Business Chain Group for the purpose of marketing the Chinese version of MedMaster suite of clinical applications.

On March 21, 2001, the Company's Board of Directors authorized the repurchase of up to 5million of the the Company's common stocks from the open market.

PART  II     -  OTHER  INFORMATION

LEGAL  PROCEEDINGS

The intellectual property commonly known as MedMaster(tm), including its sub-systems, source-code and documentations, was acquired out of the bankruptcy
proceedings   of  Sirius  Computerized  Technologies  Limited  and  Sirius
Technologies of America (collectively, "Sirius"). The acquisition was made with the understanding that the Company would have free and clear title to the intellectual property. However, a significant creditor of Sirius, Lockheed Martin Systems Integration, Owego ("Lockheed") obtained a judgment against Sirius and executed same to obtain possession of the source-code underlying the Sirius' MedMaster(tm) suite of software products, and has expressed its' intention to exploit same, thus creating a big competition against the registrant. The Registrant has requested that Sirius and Lockheed come to some negotiated settlement of their dispute in order for the asset to be delivered free and clear to the Company as per the terms of the purchase agreement of the intellectual property originally approved by the Israeli Bankruptcy Courts. As of this writing, no settlement agreement has been reached by all parties. If no agreement is reached, the Company may be forced into seeking redress through the Israeli Court Systems to recover all monies spent in salvaging the asset, as well as collateral damages it may have sustained as a result. There can be no assurance that the Company will succeed in obtaining any redress from Israeli Court. Also, the cost of litigation may be very expensive, and could impact the results of the registrants' operation.

ADDITIONAL  INFORMATION

During the first quarter of 2001, the board of directors of InterCare approved an amendment to Mr. Russ Lyons employment agreement retroactively dated to November 30, 2000. A significant part of this amendment, is that Mr. Lyon shall waive his option to purchase 500,000 shares of Meridian Holdings, Inc., Common Stock at $0.50 per share, in lieu of receiving 200,000 restricted shares of the InterCare, at zero par value, pro-rated to the term of his employment agreement (Please see Exhibit 1).

On April 30, 2001, the Company initiated a restructuring of its business Operations whereby the operations of Corsys Group (Israel) LTD, the research and development subsidiary of the Company was consolidated with the core operations of the registrant. This restructuring was necessitated by the need for the Company to enhance the Company's balance sheet, as well as mitigate further losses owing to its inability to exploit fully the asset purchased from the Israeli bankruptcy court (See legal proceedings below). As a result of this restructuring exercise, the Israel operation was shut down, and all but the key employees of Corsys Group, were laid-off.

                                   SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN  HOLDINGS,  INC.

DATE:  May  14,  2001
                                   By:  /s/  Philip  Falese
                                        -------------------
                                             Philip  Falese
                                       Chief  Financial  Officer