Form 10QSB/A
period 2001-03-31
MERIDIAN HOLDINGS INC
filed 2001-05-16
CIK 1071758

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

The Company recorded a net loss from operations of $(277,991) during the three-month period ended March 31, 2001, compared to net loss from operations of $(111,297) during the comparable period in 2000.

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

On March 21, 2001, the Company's Board of Directors authorized the repurchase of up to 5 million of the Company's common stocks from the open market.

PART  II     -  OTHER  INFORMATION

LEGAL  PROCEEDINGS

The intellectual property commonly known as MedMaster(tm), including its sub-systems, source-code and documentation, was acquired out of the bankruptcy
proceedings   of  Sirius  Computerized  Technologies  Limited  and  Sirius
Technologies of America (collectively, "Sirius"). The acquisition was made with the understanding that the Company would have free and clear title to the intellectual property. However, a significant creditor of Sirius, Lockheed Martin Systems Integration, Owego ("Lockheed") obtained a judgment against Sirius and executed same to obtain possession of the source-code underlying the Sirius' MedMaster(tm) suite of software products, and has expressed its intention to exploit same, which could create a major competitor to this portion of our business. The Company has requested that Sirius and Lockheed negotiate a settlement of their dispute in order to permit Sirius to maintain its commitment to the Company to deliver the asset in accordance with the terms of the purchase agreement of the intellectual Property, as originally approved by the Israeli Bankruptcy Courts. As of the date of this Quarterly Report, no settlement agreement has been reached by all parties. If no agreement is reached, the Company may be forced to seek redress through the Israeli Court Systems to recover all monies spent in salvaging the asset, as well as collateral damages it may have sustained as a result. There can be no assurance that the Company will succeed in obtaining any requested relief from the Israeli Courts. The cost of any such litigation could be very expensive, and could materially and adversely impact the results of the Company's operations.

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

On April 30, 2001, the Company initiated a restructuring of its business Operations whereby the operations of Corsys Group (Israel) LTD, the research and development subsidiary of the Company was consolidated with the core operations of the registrant. This restructuring was necessitated by the need for the Company to enhance the Company's balance sheet, as well as mitigate further losses owing to its inability to exploit fully the asset purchased from the Israeli bankruptcy court. As a result of this restructuring exercise, the Israel operation was shut down, and all but the key employees of Corsys Group, were laid-off.

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