Form 10QSB
period 2001-06-30
MERIDIAN HOLDINGS INC
filed 2001-08-13
CIK 1071758

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                              FORM  10-QSB

(  X )    QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For  the  Quarterly  Period  Ended          June  30,  2001

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

As of June 30, 2001, Meridian Holdings, Inc., Registrant had 93,456,485 shares of its $0.001 par value common stock outstanding.















                                       Page  1 of 12 sequentially numbered pages
                                                                       Form 10-Q
                                                             Second Quarter 2001
                            MERIDIAN  HOLDINGS,  INC.

                                      INDEX

                                                                               PAGE
                                                                               ----
PART  I.  FINANCIAL INFORMATION

          Condensed Consolidated Balance Sheets                                    3

          Condensed Consolidated Statements of Operations                          4

          Condensed Consolidated Statements of Cash Flows                          5

          Notes to Condensed Consolidated Financial Statements                   6-7

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                8

PART II   OTHER INFORMATION
          Legal Proceedings                                                       12
          Additional Information                                                  13
          Signature                                                               13

                              MERIDIAN  HOLDINGS,  INC.
                       Condensed Consolidated Balance Sheets
                                   (Unaudited)

ASSETS
                                                  As of June 30,    December 31,
                                                    2001             2000
                                                   ==========        ==========
Current assets
Cash and cash equivalents                              $  155,225     $  253,501
    Restricted cash                                       326,721        202,688
Accounts receivable, net of allowance for
doubtful accounts of $151,744                           1,275,343      1,526,725
Other current assets                                       17,459         16,166
                                                       ----------     ----------
                  Total current assets                  1,774,748      1,999,080

Fixed assets, net of accumulated depreciation              49,612         51,726

Intellectual property, net of accumulated
$337,500 as at December 31, 2000 (Note2)                        -      2,362,500

Investments                                             4,030,788      4,372,688
                                                         ---------    ----------
 Total assets                                         $ 5,855,148   $  8,785,994
                                                         ==========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                     $    205,840    $   371,469
Accrued payroll and other                                 140,515        189,062
Dividend payable                                                -        267,720
Reserve for incurred but not reported claims              245,270        202,690
Accrued interest                                           23,668        134,750
Line of credit                                             46,376         50,109
Current portion of long-term debt                          53,258         76,186
                                                          -------        -------
    Total current liabilities                             714,927      1,291,986

Long Term liabilities
    Loan from majority stockholder/officer                257,110      2,939,974
    Long-term debt, net of current portion                 52,461         54,826
                                                        ---------      ---------
    Total liabilities                                   1,024,498      4,286,786
                                                         =========    ==========
Commitments and contingencies

Stockholders' equity
Preferred stock (20,000,000 shares authorized,
par value $0.001; no shares issued and outstanding)              -             -
Common stock (100,000,000 shares authorized, par value
$0.001; 93,456,485 shares issued and outstanding at
June 30, 2001 and December 31, 2000                       93,957          93,957
Additional paid-in capital                             4,947,137       4,947,137
Accumulated deficit                                     (211,444)       (541,886)
                                                       ----------      ----------
    Total stockholders' equity                         4,830,650       4,499,208
                                                      -----------     -----------
    Total liabilities and stockholders' equity       $ 5,855,148    $  8,785,994
                                                     ============    ============




See accompanying notes to  Condensed consolidated financial statements

                        MERIDIAN  HOLDINGS,  INC.
             Condensed Consolidated Statements of Operations
                                (UNAUDITED)

                        Three Months Ended June 30,       Six Months Ended June 30,
                          2001              2000              2001          2000
                          =====             ====              ====          ====
Revenues
 Capitation                $ 576,555      $ 307,315     $ 1,054,383       $ 638,500
 Other-sale of software            -        450,000         149,600         450,000
                           ---------       --------      ----------        --------
                             576,555        751,315       1,203,383       1,088,500
Cost of revenues
 Capitation                  258,888        136,600         462,736         338,037
                             -------        -------         -------         -------
 Gross margin                317,667        614,715         740,647         750,463
                             -------        -------         -------         -------
Operating expenses
 Research and development     78,817              -          80,833               -
 General and administrative  272,995        234,135         936,918         475,550
                             -------        -------       ---------         -------
                             351,812        234,135       1,017,751         475,550
                             -------        -------       ----------        -------
Income/loss from operations  (34,145)       380,580        (277,104)        274,913
                             --------       -------       ----------        -------
Other income and expense
 Equity interest in earnings
 (loss) of investment        (50,138)             -         (74,180)              -

 Other net                    (3,784)        22,546         (14,774)         16,915
                             --------       -------       ----------       --------
                             (53,922)        22,546         (88,954)         16,915
                             --------       -------       ----------       --------
Net income/loss before
 Extraordinary items.        (88,067)       403,126        (366,058)        291,828
                             --------       -------       ---------         -------
Extraordinary items

 Loss on abandonment of
 Software                 (2,193,750)            -       (2,193,750)              -
 Gain on forgiveness of
 debt                      2,891,250             -        2,891,250               -
                          -----------   -----------     -----------       ---------
                             697,500             -          697,500               -
                          -----------   -----------     -----------       ---------
Net income after
 Extraordinary items     $   609,433   $   403,126     $    331,442      $  291,828
                          ===========   ===========     ===========      ==========

Net income/loss per share:
 Basic and diluted - Net
 Income(loss) before
 Extraordinary items      $   (0.001)   $    0.004      $   (0.004)      $   0.003

 Basic and diluted
 Extraordinary items      $    0.007    $        -      $    0.007       $       -
                          ----------    ----------      ----------       ---------
 Basic and diluted
 Net income (loss)after
 extroridnary items       $   0.006     $    0.004      $    0.003      $        -
                          ==========    ==========      ==========      ==========
Weighted average
 Shares outstanding       93,956,485    93,707,797      93,956,485      93,589,498
                         ===========    ==========      ==========      ==========

See accompanying notes to Condensed consolidated financial statements

                       MERIDIAN  HOLDINGS,  INC.
            Condensed Consolidated Statements of Cash Flows
                              (UNAUDITED)

                                                     Six Months Ended June 30,
                                                         2001            2000
                                                         =====          ======
Cash flows from operating activities
  Net income                                            $   331,442    $  291,828
  Adjustments to reconcile net Loss to net
  cash used in operating activities:
  Loss on abandonment of software                         2,193,750             -
  Gain on forgiveness of debt                            (2,891,250)            -
  Depreciation and amortization                             178,983         7,703
  Equity interest in earnings of investments                 74,180             -
  (Increase) decrease in:
         Restricted cash                                   (124,033)            -
         Accounts receivable                                251,382      (483,716)
         Other current assets                                (1,293)       (2,194)
         Accounts payable                                  (165,629)            -
         Accrued payroll and other                         (142,703)       20,803
         Incurred but not reported reserve                   42,580             -
         Accrued interest                                  (111,082)            -
                                                          ----------   ----------
Net cash used in operating activities                       (78,267)     (165,576)
                                                          ---------    ----------
Cash flow from investing activities
   Acquisition of fixed assets                               (8,119)      (10,940)
   Organization costs                                             -             -
                                                          ----------     ---------
Net cash used in investing activities                        (8,119)      (10,940)
                                                          ----------     ---------
Cash flow from financing activities
   Borrowings from majority stockholder/officer              17,136             -
   Borrowings on long-term debt                                   -       191,265
   Repayment of debt                                        (25,288)            -
   Borrowings on line of credit                              (3,733)            -
                                                            --------     ---------
Net cash (used in) provided by financing activities         (11,890)      191,265
                                                            --------     ---------
   (Decrease) increase in cash and cash equivalents         (98,276)       14,749

Cash and cash equivalents, beginning of period              253,501        71,130
                                                         ----------     ----------
Cash and cash equivalents, end of period                  $ 155,225      $ 85,877
                                                         ==========     ==========

Supplemental Disclosure of non-cash investing and financing activities

During the six months ended June 30,2001, the Company recorded non-cash dividends of $267,720 to the Company's stockholders, which represented a portion of its holdings of CGI Communications Services, Inc












See accompanying notes to Condensed consolidated financial statements

                            MERIDIAN  HOLDINGS,  INC.

                   Notes  to Condensed Consolidated  Financial  Statements
1.     General

Basis  of  Reporting

The interim accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended December 31, 2000 included in its Annual Report on Form 10-KSB. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2001.

The interim accompanying unaudited condensed consolidated financial statements include the operations of the Company and its majority-owned subsidiary Corsys Group Limited.

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

2.     Investments  and  Intellectual  Property

On June 29, 2000, the Company purchased all of the assets of Sirius Computerized Technologies Limited (Israel), consisting primarily of intellectual property and technology related to that company's software used in healthcare management. The asset purchase includes the highly innovative intellectual property commonly known as MedMaster and the associated Virtual Multi-object-architecture Database, as well as all components, subsystems, source code, and documentation. The purchase price was $2.7 million. Simultaneous with this acquisition, the Company formed a research and development subsidiary in Jerusalem, Israel known as Corsys Group Limited ("Corsys"). During the quarter ended June 30, 2001, the operations of Corsys ceased as discussed in the following paragraph.

The purchase of intellectual property was funded by the majority stockholder/officer of the Company, and the Company has recorded a note payable to the majority stockholder/officer in the amount of $2.7 million. Intellectual property has been capitalized in the amount of $2.7 million in the accompanying condensed consolidated balance sheet. The acquisition was made with the understanding that the Company would have free and clear title to the intellectual property.

The intellectual property, including its subsystems, source code and documentation, was acquired out of the bankruptcy proceedings of Sirius Computerized Technologies Limited (Israel) and Sirius Technologies of America (Collectively, "Sirius"). The acquisition was made with the understanding that the Company would have free and clear title to the intellectual property.

However, during fiscal year 2000, a significant creditor of Sirius, Lockheed Martin Systems Integration, Owego ("Lockheed") obtained a judgment against

Sirius and executed same to obtain possession of the source code underlying the Sirius MedMaster suite of software products, and has expressed its intention to exploit same, thus creating competition with the Company. In April 2001, the receiver for Sirius filed the appropriate documents to prevent the Company from taking the software from the Corsys premises. In May 2001, the Company notified the receiver of its intent not to pursue the intellectual property rights further and to cancel the original purchase agreement.

Given the above events, the Company has recorded a loss on abandonment of software during the quarter ended June 30, 2001 in the amount of $2,193,750, which is classified as an extraordinary item in the accompanying condensed consolidated statement of operations.

The original intent of the related note payable to the majority stockholder/officer was to pay him back for the proceeds of $2,700,000 which he had pledged in connection with the acquisition of the intellectual property. The majority stockholder/officer is now seeking return of the stock, and, in July 2001, has also rescinded the note payable, plus accrued interest. This forgiveness of debt was recorded as of June 30, 2001 to match the timing of the cancellation of the acquisition. Therefore, the Company has reflected an extraordinary gain of $2,891,250 in the accompanying condensed consolidated statement of operations.

3.     Fixed  Assets

Fixed assets consist of the following:

                                            As of
                                           June 30, 2001   December 31,2000
Computer equipment                          $  78,132            $  71,853
Leasehold improvements                          6,500                6,500
Office furniture, fixtures and equipment       61,915               61,915
Software                                       22,243               18,534
Medical equipment                               5,391                5,391
                                             --------              -------
                                              174,181              164,193
Less accumulated depreciation                (124,569)            (112,467)
                                            ---------             --------
                                            $  49,612             $ 51,726
                                            =========            ==========

4.     Line  of  Credit

The Company has a $50,000 line of credit with a financial institution. Related advances bear interest at 11%, and interest is payable monthly. The line of credit expires March 21, 2002.

5.     Long-term  Debt

The Company has various loans with financial institutions with interest rates ranging from 4% to 15% and maturity dates ranging from 2015 to 2024.

6.     Risk  Pool  Agreement

The Company is party to a Risk Pool Agreement (the "Agreement") with Tenet HealthSystem Hospitals, Inc. ("Tenet"). Pursuant to the Agreement, 50% of the monthly capitation revenue is received directly by the Company, and the remaining 50% is deposited into an escrow account from which Tenet pays all claims expenses, reinsurance expenses and retains a management fee. These revenues and expenses have been reflected in the accompanying consolidated statements of operations for the for the quarters ended June 30, 2001 and 2000.

The Company has also reflected the monies in the escrow account as of June 30, 2001 and December 31, 2000 as restricted cash in the accompanying consolidated balance sheets. Additionally, Tenet provides the Company with an estimate as to the incurred but not reported claims, which has been recorded as such in the accompanying consolidated balance sheets.

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

SELECTED  FINANCIAL  DATA

The Company had net working capital of $1,059,551 as at June 30, 2001 compared to $707,094 at December 31, 2000. This represents an increase in working capital of 50%. This increase in working capital is attributed to increase in enrollment of membership into the Capnet IPA Network as well as increase in monthly fees paid by the contracted health plans to the IPA.

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

LIQUIDITY  AND  CAPITAL  RESOURCES  OF  THE  COMPANY.

We believe that we will be able to fund our capital commitments, operating cash requirements and satisfy our obligations as they become due from a combination of cash on hand, expected operating cash flow improvements through HMO premium increases and improvements in the benefit structure of HMO contracts effective January 1, 2001, as per our IPA contract amendment with the County of Los
Angeles  Community  health  Plan.

However, there can be no assurances that these sources of funds will be Sufficient to fund our operations and satisfy our obligations as they become due.

Long-term cash requirements, other than normal operating expenses, are anticipated for the continued development of the Company's business plans. The Company will need to raise additional funds from investors in order to complete these business plans.

If we need additional capital to fund our operations, there can be no assurance that such additional capital can be obtained or, if obtained, that it will be on terms acceptable to us. The incurring or assumption of additional indebtedness could result in the issuance of additional equity and/or debt which could have a dilutive effect on current shareholders and a significant effect on our operations.

RESULTS  OF  OPERATIONS

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF MERIDIAN HOLDINGS FOR THE THREE MONTHS ENDED AND SIX MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THE THREE MONTHS ENDED AND SIX MONTHS ENDED JUNE 30, 2000.

REVENUE

Effective May 31, 2001, the Company received an adjustment increase in the per member per month reimbursement from the Los Angeles County Community Health Plan. As a result of this Amendment, the Company recorded an additional adjusted capitation payment in the amount of $71,865 (the "2001 Contractual Adjustment").

Medical  services  revenues  increased  by   48%  from  $307,315  for the  three
months ended June 30, 2000 to $576,555 for the three months ended June 30, 2001, and by 65% from $638,500 for the six months ended June 30,
2000 to $1,054,383 for the six months ended June 30, 2000. There was $0 revenue and $149,600 in revenue generated from software sales or services during the three and six months ended June 30, 2001, respectively, compared to revenue of $450,000 during both of the comparable periods in 2000.

We provided managed care services for approximately 30,000 and 25,000 member months (members per month multiplied by the months for which services were available) during the six months ended June 30, 2001 and 2000, respectively. This figure is comparative for both the three months and six months ended June 30, 2001 and 2000 respectively.

Revenue generated by our managed care entities under our contracts with HMOs as a percentage of medical services revenue was approximately 96% and 99%, respectively, during the six months ended June 30, 2001 and 2000. Revenue generated by the Los Angeles County Community Health Plan ("CHP") contracts was 99.9% and 95% of medical services revenue for the six months ended June 30, 2001 and 2000, respectively. Revenue generated by LACARE Health Plan ("LACARE") contract was less than 1% of medical services revenue for the six months ended June 30, 2001 and 2000, respectively. This figure is comparative to the three months ended June 30, 2001 and 2000 respectively.

Revenue from other services including software licensing and implementation services was 12% and 41% of our total revenues during the six months ended June 30,2001 and June 30, 2000 respectively, and 0% and 60% of our total revenues during the three months ended June 30, 2001 and June 30, 2000, respectively.

EXPENSES

Medical claims paid, which includes capitation payments to our contracted primary care IPA physicians and medical claims paid revenue after giving account to IBNR reserves, for the three month period ended June 30,2001 were $258,888 or 45% of medical services revenue after giving account to IBNR reserves, compared to $136,600 or 44% of medical services revenue for the three month period ended June 30, 2000. Medical services expenses, for the six month period ended June 30,2001 were $462,736 or 44% of medical services, compared to $338,037 or 53% of medical services revenue for the six month period ended June 30, 2000. The increases are due to increase in volume of claims paid to contracted providers for services rendered. The increase in volume of claims is also attributable to increase in enrollment of members in the IPA network with concomitant increase in utilization of services.

Medical claims represent the costs of medical services provided by providers other than our contracted primary care providers, but which are to be paid by us for individuals covered by our capitated risk contracts with HMOs. Our claim loss ratio varies from quarter to quarter due to fluctuations in utilization, the timing of claims paid by the HMOs on our behalf, as well as increases in medical costs without counterbalancing increases in capitation revenues.

General and administrative expenses were $272,995 or 47% of total revenues and $234,135 or 31% of total revenues, for the three months ended June 30, 2001 and

2000, respectively and $936,918 or 78% of total revenues compared to $475,550 or 44% of total revenues for the six months ended June 30, 2001 and 2000 respectively. These increases in operating expenses were due to the cost of operating the Corsys Group (R&D division), as well as outside consultant fees.

The company had embarked on an aggressive cost containment measures such as closing of the Israeli operation and laying-off of some personnel in order to reduce its operating expense.

For the three months ended June 30, 2001 and 2000, payroll and employee benefits for administrative personnel was $141,605, or 25% of total revenues, compared to $139,093 or 19% of revenue, respectively. Payroll and employee benefits for administrative personnel was $299,575 for the six months ended June 30, 2001, or 25% of total revenues, compared to $213,282 or 19% of revenue for the six months ended June 30, 2000. The increase in employee payroll expenses was due to hiring of additional support staff.

Management anticipates that general operating expenses will increase, as it pursues, vigorously, its acquisition of new business opportunities and the integration of the existing ones.

As a result of the above cancellation, in July 2001, the majority stockholder/officer who holds the note payable in the amount of $2.7 million, being the purchase price of the intellectual property of Sirius, has rescinded the note payable, plus accrued interest. Therefore, the registrant has recorded an extraordinary gain of approximately $2.9 million, representing the note's principal plus accrued interest. (See notes to the consolidated financial statements).

INCOME/LOSS FROM OPERATIONS

The registrant recorded a loss from operations for the three months ended June 30, 2001 of $34,145, or 5% of total revenues, and an income of $380,580, or 51% of total revenues, for the three months ended June 30, 2000. During the six months ended June 30, 2001, the registrant recorded a loss from operations of $277,104, or 23% of total revenues compared to an income from operations of $274,913 or 25% of total revenues for the six months ended June 30, 2000. The increases in net loss from operations are due to the increase in operating expenses, increase in cost of medical claims paid, outside consultant fees and the cost of operating Corsys Group (R&D subsidiary).

EXTRAORDINARY ITEMS

On May 16, 2001, the registrant notified Mr. Amir Dolev (Sirius' Receiver), that it had cancelled the Agreement and Agreements in principle to purchase the assets of Sirius, because of the acts that were done to prevent the registrant from using the MedMaster software and the source-code, which conduct constituted serious and material breaches of the agreements, in addition to the receivers' inability to deliver to the registrant the purchased assets, free and clear of third party claims and liens.

As a result of the above cancellation, the registrant has stopped marketing or promoting the Medmaster Suite of software products, and this will impact our revenue stream and result of our operation. Therefore, the registrant has recorded an extraordinary loss of approximately $2.2 million to reflect the abandonment of pursuing the Medmaster software. (See notes to the consolidated financial statements.)

The registrant is in the process of developing a replacement software program scheduled to be released in October 2001, that it believes will satisfy the needs of its current and future clients. There can be no assurance that the newly developed software program will be acceptable to our current customer, or could be available within the time frame we anticipate.

The original intent of the related note payable to the majority stockholder/officer was to pay him back for the proceeds of $2,700,000 which he had pledged in connection with the acquisition of the intellectual property.

The majority stockholder/officer is now seeking return of the stock, and, in July 2001, has also rescinded the note payable, plus accrued interest. This forgiveness of debt was recorded as of June 30, 2001 to match the timing of the cancellation of the acquisition. Therefore, the Company has reflected an extraordinary gain of $2,891,250 in the accompanying condensed consolidated statement of operations.

On July 18, 2001, the board of directors by way of written consent approved the recession of the promissory note entered between the registrant and Anthony C. Dike, in the amount of $2.7 million being the purchase price of the intellectual property of Sirius, as a result of the above cancellation. Therefore, the registrant has recorded an extraordinary gain of approximately $2.9 million, representing the note's principal plus accrued interest. (See notes to the consolidated financial statements).

NET INCOME (LOSS)

The net income for the three months ended June 30, 2001 and 2000 was $609,433 and $403,126, respectively. The net income for six months ended June 30, 2001 and 2000 was $331,442 and $291,828, respectively. These increases in net income were due to the extraordinary net gain from the above-described software write-off and the recission of the note payable by the registrant. (See notes to consolidated financial statements).

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

This  Form   10-QSB  contains  certain  forward-looking  statements  within  the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, the words
"believe," "anticipate," "think," "intend," "plan," "will be," and similar expressions, identify such forward-looking statements. Such statements regarding future events and/or the future financial performance of our Company are subject to certain risks and uncertainties, which could cause actual events or our actual future results to differ materially from any forward-looking statement. Certain factors that might cause such a difference are set forth in our Form
10-K for the period ended December 31, 2000, including the following: our success or failure in implementing our current business and operational strategies; the availability, terms and access to capital and customary trade credit; general economic and business conditions; competition; changes in our business strategy; availability, location and terms of new business development; availability and terms of necessary or desirable financing or refinancing; labor relations; the outcome of pending or yet-to-be instituted legal proceedings; and labor and employee benefit costs.

Medical claims payable include estimates of medical claims expenses incurred by our members but not yet reported to us. These estimates are based on a number of factors, including our prior claims experience and pre-authorizations of treatment. Adjustments, if necessary, are made to medical claims expenses in the period the actual claims costs are ultimately determined. We cannot assure that actual medical claims costs in future periods will not exceed our estimates. If these costs exceed our estimates, our profitability in future periods will be adversely affected.

Pursuant to the Medicaid program, the federal government supplements funds provided by the various states for medical assistance to the medically indigent. Payment for such medical and health services is made to providers in an amount determined in accordance with procedures and standards established by state law under federal guidelines. Significant changes have been and may continue to be made in the Medicaid program which could have an adverse effect on our financial condition, results of operations and cash flows.

During certain fiscal years, the amounts appropriated by state legislatures for payment of Medicaid claims hav not been sufficient to reimburse providers for services rendered to Medicaid patients. Failure of a state to pay Medicaid claims on a timely basis may have an adverse effect on our cash flow, results of operations and financial condition.

PLAN  OF  OPERATIONS

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

RECENT  EVENTS

PART  II     -  OTHER  INFORMATION

LEGAL  PROCEEDINGS

The registrant believed that it had acquired the intellectual property commonly known as MedMaster (tm), including its sub-systems, source-code and documentation, out of the bankruptcy proceedings of Sirius Computerized Technologies Limited and Sirius Technologies of America (collectively,"Sirius"). The acquisition was made with the understanding that the registrant would have free and clear title to the intellectual property. However, a significant creditor of Sirius, Lockheed Martin Systems Integration, Owego ("Lockheed"), obtained a judgment against Sirius and executed same to obtain possession of the source-code underlying the Sirius' MedMaster (tm) suite of software products, and expressed its intention to exploit same, thus resulting in the potential of significant competition against the registrant and casting doubt on its ownership of the MedMaster(tm) suite of software products.

The registrant had requested on March 31, 2001, that Sirius and Lockheed come to a negotiated settlement of their dispute on or before April 30, 2001 in order for the asset to be delivered free and clear to the registrant per the terms of the purchase agreement of the intellectual property, as originally approved by the Israeli Bankruptcy Courts, or the registrant would be forced to take action to seek redress from the Israeli Bankruptcy Court.

On or about April 16, 2001, the registrant was notified by the US Counsel representing Sirius Computerized Technology (LTD) and Sirius Technology of America, Inc. (Collectively known as "Sirius") in case Number A00-71987 (304-Ancillary) in the United States Bankruptcy Court for the District of Georgia, Atlanta Division, USA, that he had filed a motion to withdraw as counsel for Sirius in the Ancillary bankruptcy proceeding filed on behalf of Sirius for lack of payment of the outstanding legal fees by Sirius.

As of April 30, 2001, no agreement had been reached between Sirius and Lockheed Martin, regarding settlement of their dispute.

On April 30, 2001, the receiver for Sirius filed an application to the Tel Aviv District court, and obtained a decree on May 1, 2001, prohibiting "Corsys Group (A subsidiary of Meridian Holdings, Inc, based in Jerusalem, Israel) and all its representatives from taking out of the Company's premises any part of the assets which were purchased by Meridian, including copies of the source-code, and/or the technology, and/or any know-how and/or documents and/or written and/or magnetic material and/or any technological means, including that known as "V.M.D.B"., MedMaster" and everything connected and ancillary to it and/or from presenting copies of these to any party.

On May 16, 2001, the registrant notified Mr. Amir Dolev (Sirius' Receiver), that it had cancelled the Agreement and Agreements in principle to purchase the assets of Sirius, because of the acts that were done to prevent the registrant from using the MedMaster software and the source-code, which conduct constituted serious and material breaches of the agreements, in addition to the receivers' inability to deliver to the registrant the purchased assets, free and clear of third party claims and liens.

The registrant further informed the receiver that it estimated the damage that was caused to it as a result of the breach of the contractual relationship with the Receiver, and that the letter of termination should not be deemed to be a waiver of any assertions or rights of the registrant including (but not limited to) its rights to receive full compensation for all of its cost, losses, and damage caused to it as a direct and/or indirect result of the contractual relationship with the receiver and/or his breaches thereof.

On May 21, 2001, the registrant was notified that the Ancillary proceedings, Case Number A00-71987 (304-Ancillary), filed by Sirius on September 2000 against Lockheed Martin were dismissed with prejudice in favor of Lockheed Martin. The Ancillary proceedings related to the execution of the judgment against Sirius thereby obtaining for Lockheed Martin full possession of the source-code underlying the Sirius' MedMaster(tm) suite of software products.

On May 22, 2001, the registrant received a letter from Sirius' receiver, refusing to honor the registrant's letter of cancellation of the Agreement and Agreements in principle to purchase the assets of Sirius.

On June 6, 2001, the registrant again affirmed its position regarding the cancellation of the Agreement and Agreements in principle to purchase the assets of Sirius. The receiver was advised to remove from the Corsys Group premises all the assets that belong to Sirius as soon as possible.

On or about July 12, 2001, the registrant filed a notification to the District Court of Israel (Bankruptcy 1117/00, Civ. App. 10221/01), informing the court that the registrant and /or its representatives did not have a copy or copies of the source code of MedMaster software. Also, the Court was informed that, after realizing that the Receiver failed to fulfill his obligations to the registrant, the registrant had issued a notice of cancellation of the agreement between the receiver and the registrant, and the receiver has opposed such notice.

On July 18, 2001, the board of directors by way of written consent approved the recession of the promissory note entered between the registrant and Anthony C. Dike, in the amount of $2.7 million being the purchase price of the intellectual property of Sirius, a result of the above cancellation.

On July 19, 2001, Ventures & Solutions, LLC, filed a lawsuit against the company, styled Ventures & Solutions, LLC, Plaintiff v. Meridian Holdings, Inc., Defendant, Circuit Court of Alexandria, Virginia, Case No. C10517. The company was served with a copy of the Complaint on August 6, 2001. Plaintiff has alleged that the company owes it approximately $29,000.00, pre and post judgment interest, and attorneys' fees and costs. As of the date of this Quarterly Report, the company has not filed a responsive pleading, which pleading is not due until on or about August 27, 2001. The company believes that the allegations are wholly without merit and currently expects to vigorously defend its position. The company believes that the principal of Plaintiff is Mr. Dale Church, a former Director of company's subsidiary, Intercare.Com-DX, Inc. and that the basis of Plaintiff's allegations stem from the company's transactions with respect to Sirius and the MedMaster Technology and Software.

ADDITIONAL  INFORMATION

None.
                                   SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN  HOLDINGS,  INC.

DATE:  August   10,  2001            By: /s/  Philip  Falese
                                        -------------------
                                             Philip  Falese
                                       Chief  Financial  Officer