Form 10QSB/A
period 2000-09-30
MERIDIAN HOLDINGS INC
filed 2001-11-15
CIK 1071758

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

As of September 30, 2000, Meridian Holdings, Inc., Registrant had 93,916,485 shares of its $0.001 par value common stock outstanding. Based upon the closing price at such date, aggregate market value was $29,349,030.











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

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MERIDIAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  SEPTEMBER 30,
                                   (UNAUDITED)


                                                         NINE MONTHS ENDING
                                                          SEPTEMBER 30,
                                                       --------------------
                                                         2000       1999
                                                       =========  =========
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (loss)                                   $209,896    $136,833
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation                                         7,703       5,314
    Loss on Abandonment of Fixed Assets                             13,246
  Changes in assets and liabilities:
    Accounts Receivable                               (219,479)    (46,091)
    Inventories                                         (2,398)    (14,060)
    Other Investments
    Prepaid Rent Deposit                                (4,541)     (4,791)
    Accounts Payable                                    27,178    (150,405)
    Payroll Taxes                                                     (985)
    Loan Payables                                       20,803    (493,895)
                                                       ---------  ---------
  NETCASH USED IN OPERATING ACTIVITIES                 (43,703)   (554,834)
                                                       ---------  ---------

  CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of property and equipment                 (36,767)    (20,975)
    Organization Costs                                 ( 4,541)    ( 9,453)
    Reduction in Retained Earnings
                                                       ---------  ---------
  NET CASH USED IN INVESTING ACTIVITES                 (41,308)    (30,428)
                                                       ---------  ---------

  CASH FLOW FROM FINANCING ACTIVITIES
    Issuance of Company Stock - Cash                         -      55,246
    Borrowings on line of Credit                       172,430           -
    Common stock issued to retire MMG notes                        500,000
    Proceeds From LT debt                               90,783
                                                       ---------  ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES            263,213     555,246
                                                       ---------  ---------

  NET INCREASE (DECREASE) IN CASH                      265,608     (30,016)

  CASH AT BEGINNING OF PERIOD                          144,890     107,117
                                                       ---------  ---------
  CASH AT END OF PERIOD                              $ 410,498    $ 77,101
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



10