Form 10QSB
period 2001-09-30
MERIDIAN HOLDINGS INC
filed 2001-11-15
CIK 1071758

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                              FORM  10-QSB

(  X )    QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For  the  Quarterly  Period  Ended       September  30,  2001

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

As of September 30, 2001, Meridian Holdings, Inc., Registrant had 93,206,485 shares of its $0.001 par value common stock outstanding.

















                                       Page  1 of 12 sequentially numbered pages
                                                                       Form 10-Q
                                                              Third Quarter 2001
                            MERIDIAN  HOLDINGS,  INC.

                                      INDEX

                                                                               PAGE
                                                                               ----
PART  I.  FINANCIAL INFORMATION

          Condensed Consolidated Balance Sheets                                    3

          Condensed Consolidated Statements of Operations                          4

          Condensed Consolidated Statements of Cash Flows                          5

          Notes to Condensed Consolidated Financial Statements                   6-7

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                8

PART II   OTHER INFORMATION
          Legal Proceedings                                                       12
          Additional Information                                                  13
          Signature                                                               14

                              MERIDIAN  HOLDINGS,  INC.
                       Condensed Consolidated Balance Sheets
                                   (Unaudited)

ASSETS
                                                  As of Sept. 30,    Sept. 30,
                                                  2001               2000
                                                   ==========        ==========
Current assets
Cash and cash equivalents
(including Restricted  Cash) (Note 1)                  $  288,696     $  410,498
Accounts receivable, net of allowance for
doubtful accounts of $151,744                           1,382,161        587,804
Other current assets                                       37,920          6,732
                                                       ----------     ----------
                  Total current assets                  1,708,777      1,005,034

Fixed assets, net of accumulated depreciation              51,445         55,845

Intellectual property, net of accumulated
$337,500 as at December 31, 2000 (Note 2)                       -              -
Prepaids                                                    4,761          4,541
Investments                                             4,018,100      7,945,067
                                                         ---------    ----------
 Total assets                                         $ 5,783,083   $  9,010,487
                                                       ==========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                     $     99,542    $    60,771
Accrued payroll and other                                 213,103         11,906
Dividend payable                                                -              -
Reserve for incurred but not reported claims              203,794              -
Accrued interest                                           23,668              -
Line of credit                                             33,473         44,431
Current portion of long-term debt                          96,375              -
                                                          -------        -------
    Total current liabilities                             669,955        117,108

Long Term liabilities
    Loan from majority stockholder/officer                253,767      3,685,754
    Long-term debt, net of current portion                 51,636              -
                                                        ---------      ---------
    Total liabilities                                     975,358      3,802,862
                                                         =========    ==========
Commitments and contingencies

Stockholders' equity
Preferred stock (20,000,000 shares authorized,
par value $0.001; no shares issued and outstanding)            -               -
Common stock (100,000,000 shares authorized, par value
$0.001; 93,206,485 shares issued and outstanding as
at September 30, 2001 and 93,916,485  as at
September 30, 2000                                        93,206          93,916
Additional paid-in capital                             4,947,424       5,367,259
Accumulated deficit                                     (232,905)       (253,550)
                                                       ----------      ----------
    Total stockholders' equity                         4,807,725       5,207,625
                                                      -----------     -----------
    Total liabilities and stockholders' equity       $ 5,783,083    $  9,010,487
                                                     ============    ============





See accompanying notes to Condensed consolidated financial statements

                        MERIDIAN  HOLDINGS,  INC.
             Condensed Consolidated Statements of Operations
                                (UNAUDITED)

                            Three Months Ended Sept 30,  Nine Months Ended Sept 30,
                             2001              2000             2001          2000
                            =====             ====              ====          ====
Revenues
 HMO Capitation Revenue    $  324,485      $ 295,888     $   999,129       $ 934,388
 Risk Pool Revenue (Note7)    862,362              -       1,241,501               -
 Other - Software Sales            -               -         149,600         450,000
                            ---------       --------      ----------        --------
                            1,186,847        295,888       2,390,230       1,384,388

General Operating expenses

 Cost of Provider Services    111,182        152,013         573,918         490,050
 Research and development           -         90,355          80,833         273,941
 General and Administrative 1,082,037        120,544       2,018,955         412,508
                             --------       --------       ----------        -------
Income/loss from operations    (6,372)       (67,064)       (283,476)        207,889
                             --------       --------       ----------        -------

Other income and expense
 Equity interest in earnings
 (loss) of investment         (12,687)             -         (86,868)              -
 Other net                     (2,865)       (14,908)        (17,639)          2,007
                             --------       -------       ----------       --------
Total Other income/expense    (15,552)       (14,908)       (104,507)          2,007
                             --------       -------       ----------       --------
Income/loss before
 Extraordinary items.         (21,924)       (81,932)       (387,983)        209,896
                             --------       -------       ---------         -------
Extraordinary items
 Loss on abandonment of
 Software (Note 2)                  -             -       (2,193,750)              -
 Gain on forgiveness of
 debt                               -             -        2,891,250               -
                          -----------   -----------     -----------       ---------
                                    -             -          697,500               -
                          -----------   -----------     -----------       ---------
Net Income               $    (21,924)  $   (81,932)    $    309,517      $  209,896
                          ===========   ===========     ===========      ==========
Net income/loss per share:
 Basic and diluted - Net
 Income(loss) before
 Extraordinary items      $  (0.0002)   $  (0.0008)      $   (0.004)      $   0.002

 Basic and diluted
 Extraordinary items      $         -    $        -      $    0.007       $       -
                           ----------    ----------      ----------       ---------
 Basic and diluted
 Net income (loss)after
 extraordinary items      $   (0.0002)   $  (0.0008)      $   0.003      $    0.002
                           ==========    ==========      ==========      ==========
Common Shares (Note 8)
 outstanding               93,206,485    93,916,485      93,206,485      93,916,485
                          ===========    ==========      ==========      ==========


See accompanying notes to Condensed consolidated financial statements

                       MERIDIAN  HOLDINGS,  INC.
            Condensed Consolidated Statements of Cash Flows
                              (UNAUDITED)

                                                     Nine Months Ended Sept 30,
                                                         2001            2000
                                                         =====          ======
Cash flows from operating activities
  Net income                                            $   309,517    $  209,896
  Adjustments to reconcile net Loss to net
  cash used in operating activities:
  Loss on abandonment of software                         2,193,750             -
  Gain on forgiveness of debt                            (2,891,250)            -
  Depreciation and amortization                             129,579         7,703
  Equity interest in earnings of investments                 86,868             -
  (Increase) decrease in:
         Restricted cash                                   (793,395)            -
         Accounts receivable                              1,382,161      (219,479)
         Other current assets                               (37,920)       (2,398)
         Accounts payable                                   (99,542)       27,178
         Accrued payroll and other                         (213,103)       20,803
         Incurred but not reported reserve                 (269,022)            -
         Accrued interest                                   (23,668)            -
                                                          ----------   ----------
Net cash used in operating activities                      (226,025)       43,703
                                                          ---------    ----------
Cash flow from investing activities
   Acquisition of fixed assets                              (15,162)      (36,767)
   Organization costs                                             -       ( 4,541)
                                                          ----------     ---------
Net cash used in investing activities                       (15,162)      (41,308)
                                                          ----------     ---------
Cash flow from financing activities
   Borrowings from majority stockholder/officer             253,767             -
   Borrowings on long-term debt                              51,636        90,783
   Repayment of debt                                        (25,288)            -
   Borrowings on line of credit                              (3,733)      172,430
                                                            --------     ---------
Net cash (used in) provided by financing activities         276,382       263,213
                                                            --------     ---------
   (Decrease) increase in cash and cash equivalents          35,195       265,608

Cash and cash equivalents, beginning of period              253,501       144,890
                                                         ----------     ----------
Cash and cash equivalents, end of period                  $ 288,696      $410,498
                                                         ==========     ==========

Supplemental Disclosure of non-cash investing and financing activities

During the nine months ended Sept. 30, 2001, the Company recorded non-cash dividends of $267,720 to the Company's stockholders, which represented a portion of its holdings of CGI Communications Services, Inc












See accompanying notes to Condensed consolidated financial statements

                            MERIDIAN  HOLDINGS,  INC.

                   Notes  to Condensed Consolidated  Financial  Statements
1.     General

Basis  of  Reporting

The interim accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended December 31, 2000 included in its Annual Report on Form 10-KSB. Operating results for the nine-month period ended Sept 30, 2001 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2001.

The interim accompanying unaudited condensed consolidated financial statements include the operations of the Company and its majority-owned subsidiary Corsys Group Limited.

Cash And Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents ( e.g. restricted cash). From time to time, the Company maintains cash balances with financial institutions in excess of federally insured limits.

Reclassification

Certain amounts in the unaudited financial statements for the three month period ended September 30, 2000 have been reclassified to conform with the September 30, 2001 financial statement presentation.

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

2.     Investments  and  Intellectual  Property

On June 29, 2000, the Company purchased all of the assets of Sirius Computerized Technologies Limited (Israel), consisting primarily of intellectual property and technology related to that company's software used in healthcare management. The asset purchase includes the highly innovative intellectual property commonly known as MedMaster and the associated Virtual Multi-object-architecture Database, as well as all components, subsystems, source code, and documentation. The purchase price was $2.7 million. Simultaneous with this acquisition, the Company formed a research and development subsidiary in Jerusalem, Israel known as Corsys Group Limited ("Corsys"). During the quarter ended Sept 30, 2001, the operations of Corsys ceased as discussed in the following paragraph.

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

Given the above events, the Company has recorded a loss on abandonment of software during the nine months ended Sept 30, 2001 in the amount of $2,193,750, which is classified as an extraordinary item in the accompanying condensed consolidated statement of operations.

3.     Fixed  Assets

Fixed assets consist of the following:

                                            As of
                                       September 30, 2001   September 30,2000
Computer equipment                          $  78,132            $  63,064
Leasehold improvements                          6,500                6,500
Office furniture, fixtures and equipment       61,915               61,790
Software                                       24,076               16,989
Medical equipment                               5,391                5,391
                                             --------              -------
                                              176,014              153,734
Less accumulated depreciation                (124,569)            ( 97,889)
                                            ---------             --------
                                            $  51,445             $ 55,845
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

6.     Risk  Pool  Agreement

The  Company  is a party  to a  Risk Pool Agreement (the "Agreement") with Tenet
HealthSystem Hospitals, Inc. ("Tenet"). Pursuant to the Agreement, 50% of the monthly capitation revenue is received directly by the Company, and the remaining 50% is deposited into an escrow account from which Cap-Management Systems, Inc., a subsidiary of Tenet pays all claims expenses, reinsurance expenses, make allowance for IBNR reserve, and retains a management fee. The Company is responsible for 50% of Profit (loss) after all institutional claims reinsurance and management fees are paid, and Incurred But Not Reported ("IBNR") reserve have been accounted for.

These   revenues  and   expenses  have   been   reflected  in  the  accompanying
consolidated  statements  of  operations   for   the   for  the  quarters  ended
September  30,  2001  and  2000.

7.     Recognition  of  Additional  Revenue  (and  Expenses)  From  Risk  Pool

On July 1, 2001, as a result of the implementation by California Department of Manage Health Care (DMHC), the recent financial solvency law known as SB260 passed by the State of California legislature in 1999 (Speier-1999), in which all risk bearing organizations are required among other things to properly calculate and document the IBNR reserve on a monthly basis, the Company has started to record 50% of all the risk pool revenue as income, and 50% of the all claims expenses paid to hospitals and other outpatient facilities, re-insurance, as well as Management fee paid to Cap-Management Systems, Inc. (a Tenet Subsidiary) on behalf of Capnet IPA, as expense in the accompanying financial statement so as to be in full compliance with the regulatory requirements.

8.     Recent  Event

On September 11, 2001, the registrant announced that it has repurchased a total of 250,000 shares of its Common Stock from its shareholders. The registrant has 93,206,485 shares of Common Stock issued and outstanding as of September 30, 2001.


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

The Company also provides medical services management to its' Capnet IPA health care provider network. We provide the following services:

     - disease management -- a method to manage the costs and care of high risk patients and produce better patient care

     - quality management -- a review of overall patient care measured against best medical practice patterns

     - utilization management -- a daily review of statistical data created by encounters, referrals, hospital, admissions and nursing home information

     - claims adjudication and payment

     Under our model, the primary care physicians maintain their independence but are aligned with a professional staff to assist in providing cost effective medicine. Each primary care physician provides direct patient services as a primary care doctor including referrals to specialists, hospital admissions and referrals to diagnostic services. These physicians are compensated on a per member per month capitation basis.

We believe our expertise allows us to provide a service and manage the risk that health insurance companies cannot provide on an efficient and economic level. Health insurance companies are typically structured as marketing entities to sell their products on a broad scale. Due to mounting pressures from the industry, managed care organizations have altered their strategy, returning to the traditional model of selling insurance and transferring the risk to a provider service network such as us. Under such arrangements, managed care organizations receive premiums from the Healthcare Financing Administration
(HCFA), state Medicaid programs and other commercial groups and pass a significant percentage of the premium on to a third party such as us, to provide covered benefits to patients, including sometimes pharmacy and other enhanced services. After all medical expenses are paid, any surplus or deficit remains with the provider service network. When managed properly, accepting this risk can create significant surpluses.

SELECTED  FINANCIAL  DATA

The Company had net working capital of $1,816,312 as at Sept 30, 2001 compared to $894,338 at September 30, 2000. This represents an increase in working capital of 203%. This increase in working capital is attributed to the adjustment discussed in "Note 7" as well as a sizeable increase in enrollment of membership into the Capnet IPA Network and increase in monthly fees paid by the contracted health plans to the IPA.

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

RESULTS  OF  OPERATIONS

THE  FINANCIAL  RESULTS  DISCUSSED  BELOW  RELATE  TO  THE OPERATION OF MERIDIAN

HOLDINGS  FOR  THE  THREE MONTHS  ENDED  AND  NINE MONTHS ENDED SEPT 30, 2001 AS
COMPARED  TO  THE  THREE  MONTHS  ENDED  AND  NINE  MONTHS  ENDED  SEPT 30, 2000

REVENUE

Medical  services  revenues increased  by   9.6%  from  $295,888  for  the three
months ended Sept 30, 2000 to $324,485 for the three months ended Sept 30, 2001, and by 9.3% from $934,388 for the nine months ended Sept
30, 2000 to $999,129 for the nine months ended Sept 30, 2001. There was $0 revenue and $149,600 in revenue generated from software sales or services during the three and nine months ended Sept 30, 2001, respectively, compared to revenue of $450,000 during both of the comparable periods in 2000. Additionally, the registrant recorded during the three and nine months ended September 30, 2001, risk pool revenue in the amount of $862,363, which consists of 50% of the total revenue placed in escrow account and managed by Cap-Management Systems, a subsidiary of Tenet Health Systems Hospital, Inc., as compared to zero risk pool revenue during comparable period in 2000.

We provided managed care services for approximately 55,000 and 37,000 member months (members per month multiplied by the months for which services were available) during the nine months ended September 30, 2001 and 2000, respectively.

This figure is comparative for both the three months and nine months ended September 30, 2001 and 2000 respectively.

Revenue generated by our managed care entities under our contracts with HMOs as a percentage of medical services revenue was approximately 96% and 99%, respectively, during the nine months ended September 30, 2001 and 2000. Revenue generated by the Los Angeles County Community Health Plan ("CHP") contracts was 98% and 95% of medical services revenue for the nine months ended Sept 30, 2001 and 2000, respectively. Revenue generated by LACARE Health Plan ("LACARE") contract was less than 2% of medical services revenue for the nine months ended September 30, 2001 and 2000, respectively. This figure is comparative to the three months ended Sept 30, 2001 and 2000 respectively.

Revenue from other services including software licensing and implementation services was approximately 9% and 41% of total revenues during the nine months ended September 30,2001 and September 30, 2000 respectively, and 0% and 60% of our total revenues during the three months ended Sept 30, 2001 and Sept 30, 2000, respectively.

EXPENSES

Of the $1,193,219 General Operating expense for the three months ended September 30, 2001, $111,182 was paid for the cost of provider services, which consist of capitation payments to our contracted primary care IPA or 34% of medical services revenue after giving account to IBNR reserves, compared to $152,013 or 51% of medical services revenue for the three month period ended September 30, 2000.

General and administrative expenses were $1,082,037 or 91 % of total revenues and $120,544 or 40% of total revenues, for the three months ended September 30, 2001 and 2000 respectively and $2,018,955 or 84% of total revenues compared to $412,508 or 29% of total revenues for the nine months ended September 30, 2001 and 2000 respectively. Medical claims expenses, for the nine month period ended September 30,2001 were $573,918 or 24% of medical services revenue, compared to $490,050 or 52% of medical services revenue for the nine month period ended September 30, 2000. The increase in expenses were due to increase in volume of claims paid to contracted providers and hospitals for services rendered. The increase in volume of claims is also attributable to increase in enrollment of members in the IPA network with concomitant increase in utilization of services. Medical claims represent the costs of medical services provided by other healthcare providers other than our contracted primary care providers, but which are to be paid by us for individuals covered by our capitated risk contracts with HMOs. Our claim loss ratio varies from quarter to quarter due to fluctuations in utilization, the timing of claims paid by the HMOs on our behalf, as well as increases in medical costs without counterbalancing increases in capitation revenues.

The company had embarked on an aggressive cost containment measures such as closing of the Israeli operation and laying-off of some personnel in order to reduce its operating expense.

For the three months ended September 30, 2001 and 2000, payroll and employee benefits for administrative personnel was $148,540, or 15% of total revenues, compared to $173,585 or 19% of revenue, respectively. Payroll and employee benefits for administrative personnel was $408,115 for the nine months ended September 30, 2001, or 29% of total revenues, compared to $386,867 or 27% of revenue for the nine months ended September 30, 2000. The increase in employee payroll expenses was due to hiring of additional support staff.

Management anticipates that general operating expenses will increase, as it pursues, vigorously, its acquisition of new business opportunities and the integration of the existing ones.

INCOME/LOSS FROM OPERATIONS

The registrant recorded a loss from operations for the three months ended Sept 30, 2001 of $6,372, or 2% of total revenues, and a loss of $67,064, or 22% of total revenues, for the three months ended Sept 30, 2000. During the nine months ended Sept 30, 2001, the registrant recorded a loss from operations of $283,476, or 28% of total revenues compared to an income from operations of $209,896 or 15% of total revenues for the nine months ended Sept 30, 2000. The increases in net loss from operations are due to the increase in operating expenses, increase in cost of medical claims paid, outside consultant fees and the cost of operating Corsys Group (R&D subsidiary) early in the year.

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

During certain fiscal years, the amounts appropriated by state legislatures for payment of Medicaid claims have not been sufficient to reimburse providers for services rendered to Medicaid patients. Failure of a state to pay Medicaid claims on a timely basis may have an adverse effect on our cash flow, results of operations and financial condition.

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

RECENT  EVENTS

On August 31, 2001, the Office of administrative law of the State of California Department of Manage Care approved and filed with the Secretary of State the

SB 260 regulations making the regulations final and effective immediately. The SB 260 bill which was passed by California legislator in 1999 (Speier-1999) became effective on March 22, 2001, the date the Department of Managed Health Care's proposed emergency regulations implementing the first phase of SB 260. The main purpose of the bill is to facilitate financial monitoring of risk-bearing organizations (RBOs), the regulations set forth three categories of reporting requirements. First, risk-bearing provider organizations are required to report specified financial information to the Department. Secondly, health care service plans ("health plans") are required to share certain risk-related and actuarial information with their contracted providers. Finally, health plans must disclose information relating to the financial risk they have assigned to their provider network to the Department.

For RBOs maintaining their financial records on a calendar year basis, the initial submission to the Department for the first quarter of 2001 is due by May 15, 2001. (Non-calendar RBOs must submit their first quarter results within 45 days of the end of their first fiscal quarter that begins on or after January 1, 2001.)

RBO's   first   quarterly   submission  to  the  Department  should  include the
following:
1. Risk-Bearing Organization Quarterly Financial Survey, due within 45 days of the end of each fiscal quarter that begins on or after January 1, 2001.

2. Risk-Bearing Organization Statement of Organization to be included with the RBO's first quarterly submission, and then updated and filed annually in subsequent years with the RBO's Risk-Bearing Organization Annual Financial Survey.

Additionally, a RBO must submit the Risk-Bearing Organization Annual Financial Survey within 180 days of the end of the RBO's fiscal year which began in the year 2000,(i.e., if RBOs maintain their financial records on a calendar year basis, their first annual filing is due by July 1, 2001.)

Annual filings are to be based on audited financial statements for the year prepared in accordance with generally accepted accounting principles (GAAP).

On October 4, 2001, the California Department of Managed Health Care started publishing the names of Medical Groups in the state of California that met the financial solvency requirement as a risk bearing organization.

The registrant's Capnet IPA, a healthcare provider network, was among the few medical groups who have complied with California's financial filing laws and have met all the four basic indicators of financial solvency during the last reporting period.

PART  II     -  OTHER  INFORMATION

LEGAL  PROCEEDINGS

On July 19, 2001, Ventures & Solutions, LLC, filed a lawsuit against the Company, styled Ventures & Solutions, LLC, Plaintiff v. Meridian Holdings, Inc., Defendant, Circuit Court of Alexandria, Virginia, Case No. C10517. The company was served with a copy of the Complaint on August 6, 2001. Plaintiff has alleged that the company owes it approximately $29,000.00, pre and post judgment interest, and attorneys' fees and costs. On August 22, the Company filed a response denying all allegations in the lawsuit.

The company believes that the allegations are wholly without merit and currently expects to vigorously defend its position. The company believes that the principal of Plaintiff is Mr. Dale Church, a former Director of company's former subsidiary and current affiliated company, Intercare.Com-DX, Inc. and that the basis of Plaintiff's allegations stem from the company's transactions with respect to Sirius and the MedMaster Technology and Software. (See Note 2 to Condensed Consolidated Financial Statements: Investments and Intellectual Property and Management's Discussion And Analysis Of Financial Condition And Results Of Operations: Results Of Operations-Extraordinary Items.)

On August 27, 2001, the Company filed a Civil Complaint for Damages and Equitable Relief in Superior Court of the State of California, for the County of Los Angeles (Case No. BC 2566860), styled Meridian Holdings, vs Sirius
Technologies   of   America,  a  Delaware  Corporation;  Sirius   Computerized
Technologies Ltd, an Israeli Corporation; Amir Dolev, an individual; Glen Crowe, an individual; Danny Basel, an individual; Shaul Bergerson, an individual and DOES 1 through 500, inclusive. This lawsuit is in connection
to  the  recent  cancellation   by   the  registrant  of  the  purchase  of the
intellectual property commonly known as "Medmaster Software" including the Source-Code and Subsystems of Sirius Computerized Technologies Ltd. Through the Israeli bankruptcy court.

The registrant seeks, among other relief, rescission based on fraud; damages for fraud; money had and received; rescission based on failure of consideration; damages for breach of written contract; negligent misrepresentation; conversion; declaratory relief; preliminary and permanent injunction and damages; intentional interference with contract and other economic relationship; and negligent interference with economic relationship; breach of fiduciary duty. As of this filing, no responses have been received from any of the named defendants.

From time to time, we may be engaged in litigation in the ordinary course of our business or in respect of which we are insured or the cumulative effect of which litigation our management does not believe may reasonably be expected to be materially adverse. With respect to existing claims or litigation, our management does not believe that they will have a material adverse effect on our consolidated financial condition, results of operations, or future cash flows.

ADDITIONAL  INFORMATION

None.
                                   SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



MERIDIAN  HOLDINGS,  INC.

DATE:  November 14,  2001            By: /s/  Philip  Falese
                                        -------------------
                                             Philip  Falese
                                       Chief  Financial  Officer