Form 10KSB
period 2001-12-31
MERIDIAN HOLDINGS INC
filed 2002-04-01
CIK 1071758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D.  C.  20549

                                  FORM  10-KSB

(  X  )   ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR 15 (d) OF THE SECURITIES
                                    EXCHANGE  ACT  OF  1934

          For  the  Fiscal Year Period Ended       December  31,  2001

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

The  Registrant's  revenues for the year ended December 31, 2001 were $2,957,626

As of December 31, 2001, the Registrant had 93,706,485 shares of its $0.001 par value common stock outstanding. Based upon the closing price at such date, aggregate market value was $3,748,259





















                                        Page 1 of 28 sequentially numbered pages
                                                                     Form 10-KSB
                       Annual Report For The Fiscal Year Ended December 31, 2001

                                TABLE OF CONTENTS

                                                                    Page Number
                                    PART  I

Item 1. Description of Business . . . . . . . . . . . . . . . . . . . .  . . .3

Item 2. Description of Property . . . . . . . . . . . . . . . .  . . . . . . .16

Item 3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . 16

Item 4. Submission of Matters to a Vote of Security Holders Our . . . ... . . 18

                                  PART II

Item 5. Market for Common Equity and Related Stockholder matters . . . . . .. 18

Item 6. Management's Discussion and Analysis . . . . . . . . . . . . . .. . ..19

Item 7. Financial Statements  . . . . . . . . . .  . . . . . . . . . . . . . .23

Item 8. Changes In an Disagreements With Accountants on Accounting and .. . ..23
Financial Disclosure

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons . . . . .24

Item 10. Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . .27

Item 11. Security Ownership of Certain Beneficial Owners and Management . . . 28

Item 12. Certain Relationships and Related Transaction . . . . . . . . . . .. 29

Item 13. Exhibits and Reports on Form 8-k  . . . . . . . . . . . . . . . . . .29

PART  I

ITEM 1. DESCRIPTION OF BUSINESS


                                    BUSINESS


Meridian Holdings, Inc. (the "Company") was incorporated under the laws of the State of Colorado on October 13, 1998. The Company is located in the City of Los Angeles, California, U.S.A. and contracts with physicians to provide health care services primarily within the greater of Los Angeles County.

The Company became fully reporting under Securities & Exchange Commission guidelines on March 31, 1999. The Company's common stock started trading on the OTCBB on August 26, 1999. The Company is an acquisition-oriented holding company focused on building, operating and managing a portfolio of business -to-business companies. It seeks to acquire majority or controlling interests in companies engaged in e-commerce, e-communication, and e-business services, which will allow the holding company to actively participate in management, operations, and finances. The Company's network of affiliated companies is designed to encourage maximum leverage of information technology, operational excellence, industry expertise, and synergistic business opportunity.

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

We believe our expertise allows us to provide a service and manage the risk that health insurance companies cannot provide on an efficient and economic level. Health insurance companies are typically structured as marketing entities to sell their products on a broad scale. Due to mounting pressures from the industry, managed care organizations have altered their strategy, returning to the traditional model of selling insurance and transferring the risk to a provider service network such as us. Under such arrangements, managed care organizations receive premiums from the Center for Medicare and Medicaid Services, State Medicaid programs and other commercial groups and pass a significant percentage of the premium on to a third party such as us, to provide covered benefits to patients, including sometimes pharmacy and other enhanced services. After all medical expenses are paid, any surplus or deficit remains with the provider service network. When managed properly, accepting this risk can create significant surpluses.

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

Meridian Holdings, Inc., assigns a dedicated team to each affiliated company and actively assists in their management, operations and finances. The Company seeks to maximize shareholder value by actively providing operational assistance and expertise to help its partner companies grow and develop and by giving its shareholders the opportunity to participate in the initial public offerings of its partner companies while retaining a significant ownership interest after the initial public offering.

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


              BUSINESS UNITS AND AFFILIATED PARTNERS

The  Company  has  under  management  the  following  business  units:

1.     Capnet IPA
2.     Meridian  Health  Systems,  Inc.
3.     CGI  Communications  Services,  Inc.
4.     InterCare.com-dx,  Inc.

                          CAPNET IPA

Capnet IPA ("Independent Physician Association"), with over 300 physicians, 15 community hospitals, 4 teaching Hospitals and other ancillary service companies contracted within its network, is the core component of Meridian Holdings, Inc. healthcare management division business. The linkage of these entities is imminent as the convergence of technology brings to bear the burden of information overload, currently one of the most critical problems in the healthcare industry. The Company believes that by using currently available Internet technology, most of the healthcare industry information processing could be handled more efficiently. To be competitive, the Company must license leading technologies, enhance its existing services and content, develop new technologies that address the increasingly sophisticated and varied needs of healthcare professionals and healthcare consumers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis.

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

CAPNET will pursue the application and continuous enhancement of technology to support efficient and effective clinical and business operations. This includes "bottom up" and "top down" analysis, so as not to unduly interfere with current clinical and business operations.

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

CHANGES  IN  THE  HEALTH  CARE  INDUSTRY COULD  ADVERSELY   AFFECT OUR  BUSINESS

The $1 trillion health care industry is currently going through a period of tremendous change. Nowhere is this more evident than the patient care delivery network where the three main components--physician groups, insurers and hospitals - are scrambling for market share, volume and control.

The health care industry is also subject to changing political, economic, and regulatory influences. These factors affect the purchasing practices and operations of health care organizations. Changes in current health care financing and reimbursement systems could cause us to make unplanned enhancements of applications or services, or result in delays or cancellations of orders, or in the revocation of endorsement of our applications and services by health care participants. Federal and state legislatures have periodically considered programs to reform or amend the U.S. health care system at both the federal and state level. Such programs may increase governmental involvement in health care, lower reimbursement rates, or otherwise change the environment in which health care industry participants operate. Health care industry participants may respond by reducing their investments or postponing investment decisions, including investments in our applications and services.

Many health care industry participants are consolidating to create integrated health care delivery systems with greater market power. As the health care industry consolidates, competition to provide products and services to industry participants will become even more intense, as will the importance of establishing a relationship with each industry participant These industry participants may try to use their market power to negotiate price reductions for our products and services. If we were forced to reduce our prices, our operating results could suffer as a result if we cannot achieve corresponding reductions in our expenses.

GOVERNMENT REGULATION OF THE HEALTH CARE INDUSTRY COULD ADVERSELY AFFECT OUR BUSINESS.

We are subject to extensive regulation relating to the confidentiality and release of patient records. Additional legislation governing the distribution of medical records has been proposed at both the state and federal level. It may be expensive to implement security or other measures designed to comply with new legislation. Moreover, we may be restricted or prevented from delivering patient records electronically. For example, until recently, the Health Care Financing Administration guidelines prohibited transmission of Medicare eligibility information over the Internet.

Legislation currently being considered at the federal level could affect our business. For example, the Health Insurance Portability and Accountability Act of 1996 mandates the use of standard transactions, standard identifiers, security, and other provisions by the year 2000. We are designing our platform and applications to comply with these proposed regulations; however, until these regulations become final, they could change, which could cause us to use additional resources and lead to delays as we revise our platform and applications. In addition, our success depends on other health care participants complying with these regulations.

                           COMPONENT TECHNOLOGIES

The Company recently completed the development and now testing a web-enabled version of ice(tm) enterprise, as part of its broader VCA (Virtual Community Architecture) solution. The ICE(tm) solution is targeting the full integration of consumers/patients and non-affiliated care providers into the entire care process.

ICE(tm) EMR software solution is comprised of 3 primary  layers:

Healthcare  Enterprise  Layer
-----------------------------

This layer implements the entire capabilities of ICE(tm) which includes the Medical knowledge base, Clinical decision support; Microsoft speech recognition and Voice command technologies; Human anatomical navigation using a three-dimensional virtual reality technology.

Terminal Services Platform
-------------------------------
This layer enables care providers which are not members of the healthcare enterprise to have access to an internet Version of ICE(tm) with some stripped down functionality such Voice Command; Speech recognition, utilizing either standard or biometric authentication.

Consumers
---------
This layer, based on standard browser access, enables full integration of the patient/consumer in the entire care process. This layer places the convenience and the satisfaction of each consumer/patient (i.e. health plan member) at its prime target. It supports the following major components: Request and allocation of care services per the consumer's personal preferences, provider-patient communication and consumer-centric medical content.
ICE(tm) Internet capabilities will facilitate the proactive participation of the consumer in the entire care delivery process. As such, InterCare will have
ICE(tm) positioned to become a significant player in the growing market of Internet-based, e-healthcare community solutions. This will significantly
expand  the  scope   of  available healthcare  solutions.

The strength of ICE(tm) application is derived from differentiated core technologies consisting of: Mainstream SQL Database with full open architecture ; human anatomy and graphical user interfaces that simplify documentation and information access; data mining and data query tools; end-user tool sets;
and interface capabilities to facilitate peaceful coexistence with other systems. Over 10 years of research and development have been spent in the development of ICE(tm) software.

Benefits of ICE(tm) Products to Healthcare Payors and Providers:

Point of Care Documentation

Applications enabling all care providers (e.g. physicians, nurses, PA's, technologists, therapists, dieticians, etc.) to document objective and subjective patient data at the point-of-care in a manner that enhances compliance, reduces time, enhances communications, controls resource utilization and enhances revenue generation.

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

Only a handful of the leading U.S. healthcare legacy systems vendors are in practice coping with the magnitude of the enterprise-wide, distributed CPR/CDR challenge. To date, none of these "conventional" vendors have been proven successful.

Order entry and results reporting

Simplified multi-disciplinary communication of orders, referrals, consultations, notes and retrieval of results including Laboratory, Radiology, Pharmacy, Respiratory Therapy, Dietary, Physiotherapy, Nursing and the like.

Imaging and general archiving

On-line viewing, manipulation and annotation of digital images and documents such as X-rays, CAT Scans, MRIs, Ultrasounds, digitized images, scanned paper documents, etc. This is particularly important in emergency and urgent care settings where speed and provider viewing and interpretation is needed to enhance care delivery. This is the foundation for an integrated healthcare delivery system, using both Local and Wide area networks.

Multi-disciplinary Clinical decision support

Provision of advanced clinical functionality including protocols, pathways, care plans, order sets, alerts, advanced directives, costing, staffing, time standards and templates that facilitate care management, resources control and outcome management.

Clinical workflow and productivity management

Personal desktop that organizes individual user tasks, simplifies follow up and documentation requirements, improves workflow, facilitates quality assurance and management intervention in order to make better use of time.

Care provider communication management

On-line, simplified message routing and communication that interfaces to e-mail, voice mail and like systems to enhance coordination and follow up among care providers.

Central Data Repository

Aggregation of all patient-centric data in the enterprise from all legacy and newer information systems, including Registration, ADT, lab, radiology, pharmacy PACS, departmental systems and ICE(tm).

Medical knowledge base / lexicon

Multiple  third-party  knowledge bases and lexicons can be readily  incorporated
into  ICE(tm)   including  ICD9,   CPT4,  DSM-4,  application  objects,  lexicon
objects, security objects and individual user preferences.

Bi-directional legacy integration middleware

Data exchange in real-time between ICE(tm) and legacy systems to facilitate data merging, data normalization and information consolidation.

Real-time Electrophysiological and Clinical Data Acqusition

InterCare has obtained a developers license from QRS Diagnostics, inc., to integrate their Medic Software application into ICE(tm), thus making it possible to add such medical diagnostic data as ECG, Temperature, Weight Spirometry and Pulse-oximetry into ICE(tm) database real-time.

Data discovery, mining and analysis

Suite of ad-hoc, programming free tools, enabling novice users experimental "cruising" of all enterprise data in real-time.

InterCare's ICE(tm) software operates over a customizable and highly adaptable operating environment. ICE(tm) is designed to concurrently serve all care providers throughout the continuum-of-care from acute and long-term care to ambulatory and home health care:

- The various medical professions (i.e. physician, nurse, therapists, technologists, dietician, etc.)
- The various medical specialties (i.e. Primary care, OB/Gyn, Pediatrics, Surgery, etc.)
- The various facility types (i.e. acute care, ambulatory care, long term care and home care)

ICE(tm) can  seamlessly  integrate  with  legacy  systems  (utilizing  any off- the- shelf interface engine) through both HL7 and proprietary legacy interfaces. A 12-tier security paradigm offers industry leading confidentiality and control of information. Security "behavior" rules are fully configurable by privileged system administrator(s), without programming, through the underlying knowledge bases. ICE(tm)'s embedded security will be fully HIPAA (Health Insurance Portability and Accountability Act of 1996) compliant when the final rulings are released, and supports data compartmentalization down to the level of specific value in any data field.

OUR COMPETITION

InterCare.com-dx participates in a large and growing marketplace domestically and internationally. The US healthcare information systems and services market currently represents a $20 billion annual market. Electronic Medical Record
(EMR), CDR and clinical systems, being a part of an emerging arena, are accountable for $2 US Billion of this sum Clinical systems' market volume is expected to accelerate its growth starting Q3/2000, after Y2K effects are over The EMR / CDR market is primarily dominated by large scale players (see table below). These players primarily emerged from a prior dominant position in the administrative, financial and clinical ancillary market segments for enterprise healthcare IT software programs.

In the past few years, resulting from the rapid growth of the Internet, a variety of young companies emerged and quickly became dominant players in the Healthcare IT terrain. Healtheon-WebMD is the most dominant new player in the e-health's administrative and financial arena. Healtheon-WebMD incorporates a crop of young e-health corporations acquired through M&As.
Another   important   player,   MedicaLogic,  until   1998  a  traditional
ambulatory EMR player, made a bold strategic move to the Internet in 1998. MedicaLogic's current strategy is to provide an Internet-based EMR software programs for sole practitioners in the ambulatory setting, primarily due to its inability to support complex EMR/CDR enterprise software programs. In light of these rapid market transitions, each of the dominant legacy players is executing a different strategy to capture a leadership position in the emerging e-health market. The most pro-active e-health players are Eclypsis, IDX and McKesson-HBOC. Yet, each of these players has thousands of existing customers operationally using its legacy systems. Thus, their e-health transition strategy is slow both technically and business wise.

There are no specific figures available for estimating the portion of Internet EMR/CDR sales within the annual $2 US Billion sales of traditional EMR/CDR and clinical systems. Yet, it is prudent to assume that it is still below the 10% mark. Thus, the sales of traditional (legacy) enterprise EMR/CDR software programs still dominate the market and are expected to continue such dominance for quite some time.

Mergers or consolidations among our competitors, or acquisitions of small competitors by larger companies, would make such combined entities more formidable competitors to us. Large companies may have advantages over us because of their longer operating histories, greater name recognition, or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They can also devote greater resources to the promotion and sale of their products or services than we can.

For the above reasons, we may not be able to compete successfully against our current and future competitors. Increased competition may result in reduced gross margins and loss of market share.

OUR COMPETITIVE ADVANTAGE

    - OUR  KNOWLEDGEABLE  AND  GROWING  SALES  FORCE  AND TECHNICAL STAFF.
      We  will  be  making  sure  that  the   sales  force  is  trained  on  the
      "high-end" networking elements in which we deal so they will be able to service the needs of their customers.

    - OUR  BUSINESS  MODEL  COST,  EFFICIENCY  AND  FLEXIBILITY.
      We have addressed the largest cost factor in the methodology for deploying our services through an outsourcing strategy rather than a building the human resources from the scratch strategy. This keeps start-up costs as low as possible.

    - OUR  STRATEGIC PARTNER STRENGTH.
      Partnerships with CGI Communications Services, Inc., our parent company Meridian Holdings, Inc., Netsales, Inc., Ingram-Micro Inc., DigitalRiver Corporation, Microsoft Corporation, HealthCPR Technologies, Inc., Healthcare.com, Inc., and United Information Systems, Inc., will give us the ability to deliver our software products faster and at a lower cost than the competition

    - INTEGRATION.
      We can seamlessly integrate all of the different technological solutions and custom applications development. We use different strategic partners to tailor the optimum solution for our customer.

    - AUTOMATION  AND ADVANCED TELECOMMUNICATIONS TECHNOLOGY.
      Our Network Management tools are automated which leads to less downtime, and lower labor costs. We use the latest equipment, work closely with strategic partners that are forerunners in their fields, and are not hampered by existing legacy infrastructures.

    - OUR  CUSTOMIZED  CUSTOMER  APPROACH.
      We emphasize direct relationships with our customers. These relationships enable us to learn information from our customers about their needs and preferences and help us expand our service offerings to include additional value-added services based on customer demand. We believe that these customer relationships increase customer loyalty and reduce turnover.

      In addition, our existing customers have provided customer referrals and we believe strong relationships will result in customer referrals in the future.

Our success depends upon careful planning and the selection of partners. We can meet the customer's needs more efficiently with entrenched procedures. This enables us to excel at customer service.

Our Product Features and Benefits

ICE(tm) incorporates a wide variety of capabilities and functionality, which differentiate it from other generally available Electronic Medical Record/Central Database Repository (EMR/CDR) software programs in the global Healthcare Information Technology (IT) market.

The most significant differentiators are:

Fully integrated Software Program

ICE(tm) is not an aggregation of unrelated and disintegrated legacy products acquired through M&As. ICE(tm) is designed and developed as a fully integrated suite of products, which utilize an identical graphic user interface on top of a scaleable and highly adaptable component architecture. Thus, each of the variety of ICE(tm) products is inherently integrated (data model and business rules alike) with the other products, and the underlying CDR/MKB.

Human anatomy image annotation and embedding, point-and-click data entry

Three-dimensional (3D) MKB (Medical Knowledge Base) navigation utilizing gender-sensitive, human anatomy drawings. Keyboardless medical documentation through drag-and-drop of findings on top of human anatomy . Presentation of lifetime medical history data over a single full-body drawing. Automatic generation of all progress notes and forms from the graphical queues entered by the end user on top of human anatomy drawings as well as annotation of an embedded image referenced in the body of the document.

Customizable, component-based architecture

Multi-tier,  common   enterprise   architecture   for   all   ICE(tm) products.
Multi-threaded engines & components. Automatic and manual load balancing & distribution through multiple engines utilizing entry level PC hardware.

Knowledge driven applications

Knowledge base driven clinical workstation applications. Most of the Applications' "behavior" (e.g. business rules) is derived from the underlying database(s), which is fully customizable without the need for programming by the novice end user. This also includes extended support for visually "painting" (e.g. designing) additional input & output screens, inclusive of its business rules.

Repository, data warehouse and datamart unification

While ICE(tm) master central data repository engine(s) will serve the multitude of concurrent enterprise users, its live backup(s) simultaneously will serve as data warehouse and datamart for ad-hoc data discovery, mining and analysis in real-time.

Third-party legacy integration

Seamless bi-directional integration with ancillary, administrative and financial legacy systems. Concurrent support for both HL7 and proprietary legacy messaging. Plug-and-play legacy interface(s) addition and/or modification. Immediate value and ROI to the enterprise by integration of legacy systems only into the ICE(Tm) CDR prior to any ICE(Tm) application implementation.

Marketing  &  Sales  organization
---------------------------------

The Company entered into a Master Reseller Agreement with InterCare.com-dx, Inc., an affiliated entity. InterCare plans to build strong internal organizations for both marketing and sales. The company intends to utilize both direct and indirect sales channels, where direct channels will be primarily with small customers, and indirect channels with medium sized customers.

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

By combining enabling technology with industry leading companies supplying telecommunications, medical products and services, CGI is poised to make InterCare.com-dx, Inc.'s ICE(tm) Suite of clinical applications, the global leader in providing comprehensive telemedicine and telecare solutions. CGI will now begin a Pilot-testing of this technology among over 500 healthcare providers affiliated with CAPNET IPA, an integrated healthcare delivery system, located in Los Angeles, California, managed by Meridian Holdings, Inc., the ASP version of ICE(tm) when released.

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

BUSINESS  STRATEGY

CGI Communications Services, Inc., intends to capitalize on the enormous public attention focused on the Internet and the need for increased bandwidth by increasing its' telemarketing sales and technical support staff, targeting its advertising to its core audience, and by providing the most efficient, lowest-cost high speed Internet service in its service corridor. CGI is focusing its marketing efforts to specialty and small business entities. CGI recently entered into a joint venture relationship with TeleHealth Consulting, LLC, to deploy the web-enabled version of ICE(tm) suite of clinical applications to physicians and healthcare providers in the continent of Africa and Asia during when the first phase of this project began later in the fall of 2002.

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

Employees

As of December 31, 2001, the Company had approximately 17 full-time employees. Of the total,13 were employed at the Company's executive offices. No employee of the Company is covered by a collective bargaining agreement or is represented by a labor union. The Company considers its employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's corporate offices are located at 900 Wilshire Boulevard, Suite 500, Los Angeles, California 90017. The Company is required to pay $4,791.00 per month rental. The Company was required to make a lease deposit of $5,186.00. The lease expires on February 28, 2001. The telephone number is (213) 627-8878. The Company has additional office space located at 1601 Centinela Avenue, Inglewood, California 90302. The Company is required to pay $1,560.00 per month rental. The Company was not required to make a lease deposit. This lease is on a month to month basis.

In addition, the Company leases office space on a month-to-month basis under an agreement which expires May 2001 with an option to extend. The Company also entered into a three-year vehicle lease agreement in September 1999. Monthly rents on these leases are $1,560 and $572, respectively.

ITEM 3. LEGAL PROCEEDINGS

The registrant believed that it had acquired the intellectual property commonly known as MedMaster (tm), including its sub-systems, source-code and documentation, out of the bankruptcy proceedings of Sirius Computerized Technologies Limited and Sirius Technologies of America (collectively,"Sirius"). The acquisition was made with the understanding that the registrant would have free and clear title to the intellectual property. However, a significant creditor of Sirius, Lockheed Martin Systems Integration, Owego ("Lockheed"), obtained a judgment against Sirius and executed same to obtain possession of the source-code underlying the Sirius' MedMaster(tm) suite of software products, and expressed its intention to exploit same, thus resulting in the potential of significant competition against the registrant and casting doubt on its ownership of the MedMaster(tm) suite of software products.

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

The lawsuit was earlier dismissed for Non-suit in November 2001 by the Virginia Circuit court, however we have recently been informed by our counsel that the Plaintiff has refiled the lawsuit again, and we intend to contest this claim vigorously.

The company believes that the allegations are wholly without merit and currently expects to vigorously defend its position. The company believes that the principal of Plaintiff is Mr. Dale Church, a former Director of company's former subsidiary and current affiliated company, Intercare.Com-DX, Inc. and that the basis of Plaintiff's allegations stem from the company's transactions with respect to Sirius and the MedMaster Technology and Software. (See Note 2 to Condensed Consolidated Financial Statements: Investments and Intellectual Property and Management's Discussion And Analysis Of Financial Condition And Results Of Operations: Results Of Operations.)

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 8, 2002 the shareholders voted to elect Andrew Smith CPA, as the Company's independent accountant for the fiscal year ended December 31, 2001.

(ii) None of the prior certifying accountant's reports on the Company's financial statements for the past two years contained an adverse opinion, a qualification of an opinion, or was modified as to the uncertainty, audit scope or accounting principles.

(iii) The appointment of the new certifying account was recommended by the board of directors, and approved by the Company's shareholders during the last annual shareholders meeting held on March 8, 2002.

Also, on   March 8, 2002, the shareholders approved the  Registrants' 2002
stock  option   plan  as  well  as  the election of  the following directors for another one year term:

     Mr.  James  Truher
     Mr.  Scott  Wellman, Esq
     Mr.  James  Kyle
     Mrs  Marcelina  Offoha

PART  II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTER

The Common Stock is currently quoted on the OTC Bulletin Board, maintained by the National Association of Security Dealers, Inc. under the Symbol: MEHO, and there is presently only a very limited market for the Common Stock. Historically the spread between the bid and asked price of the Company's Common Stock has been large, reflecting limited trading in the stock. The price range of the Company's Common Stock has varied significantly in the past months, ranging from a high bid of $0.25 and a low bid of $0.012 per share. The trading price for the Common Stock has fluctuated widely in the recent past. The above prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

We plan to list our common stock on the new exchange to be sponsored by NASD in 2003. This new exchange will be known as Bulletin Board Exchange(SM) or BBX, a listed market place, with qualitative listing standards but with no minimum share price, income, or asset requirements therefore allowing entrance to a wide array of listings. According to NASD, companies trading on the BBX will be differentiated from those over-the-counter in that their market symbol will begin with a the letters "XB", and unlike the current OTCBB issuers will be allowed to choose their own three-letter market symbol. In addition the BBX will have an electronic trading system to allow order negotiation and automatic execution. The current OTCBB will be phased out in 2003 according to NASD, and in its place will be the BBX.

The following information with respect to the high and low bid price of our shares was obtained from the National Quotation Bureau.

<BTB>
                                    High                  Low
Calendar 2001
Quarter ended March 31              0.09                  0.06
Quarter ended June  30              0.08                  0.06
Quarter ended September 30          0.05                  0.03
Year ended December 31, 2001        0.04                  0.04


<BTB>
                                    High                  Low
Calendar 2000
April 20                             1.38                0.94
Quarter ended June  30               3.00                2.50
Quarter ended September 30           0.41                0.31
Year ended December 31, 2000         0.19                0.13

     On  July 3,  2000, our shares were subject to  a 3 for 1 split, and  the table above  reflects such information.


At December 31, 2001, the company had approximately 1000 shareholders of record for its common stock. Our preferred shares have never been offered to the public, therefore have never been publicly traded.

SELECTED  FINANCIAL  DATA

The Company had net working capital of $1,068,959 as at December 31 2001 compared to $707,094 at December 31, 2000. This represents an increase in working capital of 51%. This increase in working capital is attributed to the adjustment discussed in "Note 7" as well as a sizeable increase in enrollment of membership into the Capnet IPA Network and increase in monthly fees paid by the contracted health plans to the IPA.

The selected financial data set forth above should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

If we need additional capital to fund our operations, there can be no assurance that such additional capital can be obtained or, if obtained, that it will be on terms acceptable to us. The incurring or assumption of additional indebtedness could result in the issuance of additional equity and/or debt which could have a dilutive effect on current shareholders and a significant impact on our operations.

RESULTS  OF  OPERATIONS

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF MERIDIAN HOLDINGS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2001 AS COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2000.

REVENUE

Medical services revenues increased by 50% from $1,875,821 for the twelve months ended December 31, 2000 to $2,808,026 for the twelve months ended December 31, 2001. The increase in medical services revenue is attributed to increase in membership enrollments, as well as increase in per member per month capitation revenue received from the HMO. There was $149,600 revenue generated from software licensing fees for the twelve months ended December 31, 2001, compared to revenue of $1,279,470 generated from software sales or services during comparable period in 2000. This decrease in software licensing fee is due to the discontinuation of sale of the MedMaster software by the registrant following an unresolved dispute regarding the rights to the ownership of the intellectual property, between Lockheed Martin Systems Integration division and the estate of Sirius Computerized Technology of Israel.

The registrant is in the process of developing a replacement software program scheduled to be released in second quarter of 2002, that it believes will satisfy the needs of its current and future clients. There can be no assurance that the newly developed software program will be acceptable to our current customer, or could be available within the time frame we anticipate.

Revenue generated from our managed care contracts with HMOs as a percentage of medical services revenue was approximately 99% and 96%, respectively, during the twelve months ended December 31, 2001 and 2000. Revenue generated by the Los Angeles County Community Health Plan ("CHP") contracts was 98% and 95% of medical services revenue for the twelve months ended December 31, 2001 and 2000, respectively. Revenue generated by LACARE Health Plan ("LACARE") contract was less than 2% of medical services revenue for the comparable period.

Cost of Revenues

The cost of revenue for twelve months ended December 31, 2001 is $888,208, compared to $1,172,439 for twelve months ended December 31, 2000. This represents a 32% decrease in cost of revenue. The decrease in cost of revenue is attributed to the increase in the per member per month fee paid by the HMO, with no apparent increase in per member per month capitation fee adjustment paid to our contracted primary care physicians, since the registrant is required to set aside enough funds in its risk pool reserve to be used in funding the IBNR (Incurred but not reported) expense for one year. There is no cost of revenue associated with software sales during the comparable in 2001 .

EXPENSES

Of the $2,042,866 General Operating expense for the twelve months ended December 31, 2001, $80,833 was spent on research and development compared to $470,663, of general operating expense of $1,941,736 for comparable period in 2000This represents 83% decrease in Research and Development (R&D) expenditure. This decrease in R&D cost is due the recent restructuring of the registrant's operation implemented during the 2nd quarter of 2002, and theclosure of the Corsys Group (Israel subsidiary).

General and administrative expenses were $1,961,653 or 66 % of total revenues for the twelve months ended December 31, 2001 compared to $1,471,073 or 47% of total revenues for twelve months ended December 31, 2000. The increase in general and administrative expense is due to increase in volume and the amount of medical claims paid to hospitals, physicians and other ancillary services providers, during the twelve months ended December 31, 2001.

Direct medical costs includes all costs associated with providing services for CAPNET IPA contracted members, including direct medical payment to physician providers, hospitals and ancillary services on capitated and fee for service basis. For the year ended December 31, 2001, these cost represents 96% of total revenue compared to 84% for the year ended December 31, 2000. This is referred to as Medical Loss Ratio (MLR). The increase in Medical Loss Ratio is due to increase in volume of claims paid to contracted providers and hospitals for services rendered. The increase in volume of claims is also attributable to increase in enrollment of members in the IPA network with concomitant increase in utilization of services. Medical claims represent the costs of medical services provided by other healthcare providers other than our contracted primary care providers, but which are to be paid by us for individuals covered by our capitated risk contracts with HMOs. Our Medical Loss Ratio varies from quarter to quarter due to fluctuations in utilization, the timing of claims paid by the HMOs on our behalf, as well as increases in medical costs without counterbalancing increases in capitation revenues.

The company had embarked on an aggressive cost containment measures such as closing of the Israeli operation and laying-off of some personnel in order to reduce its operating expense.

Payroll and employee benefits for administrative personnel was $600,773 for the twelve months ended December 31, 2001, or 20% of total revenues, approximately $515,823 for the twelve months ended December 31, 2000. or 16% of total revenue. The increase in payroll expenses was due to hiring of additional support staff.

Management anticipates that general operating expenses will increase, as the IPA membership continues to grow.

INCOME/LOSS FROM OPERATIONS

The registrant recorded a loss from operations for the twelve months ended December 31, 2001 of $11,254, compared to net income of $102,555 during comparable period in 2000.

The increase in net loss from operations is due to the increase in operating expenses, increase in cost of medical claims paid, outside consultant fees and the cost of operating Corsys Group (R&D subsidiary) earlier in the year.

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

As a result of the above cancellation, the registrant has stopped marketing or promoting the Medmaster Suite of software products, and this will impact our revenue stream and result of our operation. Therefore, the registrant has recorded a loss of approximately $2.2 million to reflect the abandonment of pursuing the Medmaster software. (See note 3 to the consolidated financial statements.)

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

The majority stockholder/officer is now seeking return of the stock, and, in July 2001, has also rescinded the note payable, plus accrued interest. This forgiveness of debt was recorded as of June 30, 2001 to match the timing of the cancellation of the acquisition. Therefore, the Company has reflected an a gain of $2,891,250 in the accompanying condensed consolidated statement of operations.

On July 18, 2001, the board of directors by way of written consent approved the recession of the promissory note entered between the registrant and Anthony C. Dike, in the amount of $2.7 million being the purchase price of the intellectual property of Sirius, as a result of the above cancellation Therefore, the registrant has recorded a gain of approximately $2.9 million, representing the note's principal plus accrued interest. (See notes to the consolidated financial statements).

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

The Registrant has since embarked on a joint software development efforts with InterCare.com-dx, Inc., an affiliated Company, to develop a new software application known as ICE(TM), which will be released sometime in 2002.

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

On March 4, 2002, a Sacramento judge ruled in favor of the California Medical Association in its lawsuit seeking to bar the state Department of Managed Health Care from releasing broad financial information about physician groups that would harm health care in California, hurt patients and disrupt medical care. As a result of this ruling, the Department of Managed Health Care has suspended the implementation of the SB 260 until further notice.

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

We plan to list our common stock on the new exchange to be sponsored by NASD in 2003. This new exchange will be known as Bulletin Board Exchange(SM) or BBX, a listed market place, with qualitative listing standards but with no minimum share price, income, or asset requirements therefore allowing entrance to a wide array of listings. According to NASD, companies trading on the BBX will be differentiated from those over-the-counter in that their market symbol will begin with a the letters "XB", and unlike the current OTCBB issuers will be allowed to choose their own three-letter market symbol. In addition the BBX will have an electronic trading system to allow order negotiation and automatic execution. The current OTCBB will be phased out in 2003 according to NASD, and in its place will be the BBX.

ITEM 7. FINANCIAL  STATEMENTS

Please refer to Exhibit 99.1 for the Independent Auditors' Reports and Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(i) On November 15, 2001 the board of directors of the registrant voted to re-appoint Mr. Andrew Smith CPA, as the Company's independent accountant for the fiscal year ended December 31, 2001. Subsequent to this development, the accounting firm of Haskell & White LLP was dismissed as a Certifying Accountant for the Registrant for the fiscal year ended December 31, 2001.

(ii) None of the prior certifying accountant's reports on the Company's financial statements for the past two years contained an adverse opinion, a qualification of an opinion, or was modified as to the uncertainty, audit  scope  or  accounting  principles.

(iii)  The  re-appointment  of   Mr.  Andrew   Smith CPA was recommended  by the
board   of directors,  and  was  approved  by the  majority of the shareholders, during the annual shareholder meeting held on March 8, 2002.

(iv)  During  the Company's  most  recent  fiscal  year  and  subsequent interim period up to the date of the change in certifying accountant, there were no disagreements with the accounting firm of Haskell & White LLP, on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if any, not resolved to the satisfaction of the accounting firm of Haskell & White LLP, would have caused the accounting firm of Haskell & White
LLP to make a reference to the subject matter of the disagreement(s) in connection with his report.

(v) Effective November 15, 2001, the Company has re-appointed Mr. Andrew M. Smith, Certified Public Accountant and Consultant, 3711 Long Beach Blvd, Suite 809, Long Beach, California 90807, as certifying accountant for the company and its' predecessor

(vi) The Company did not consult with Andrew M. Smith, CPA, with regard to any matter concerning the application of accounting principles to any specific transactions, either completed or proposed, or the type of audit opinion that might be rendered with respect to the Company's financial statements prior to his engagement.

                           Audit Fees

The Registrant paid the accounting firm of Haskell & White LLP, for professional services rendered, the sum of $28,030 for the 2000 annual audit, and $10,000 for the first and second quarter 2001 financial statements review.

Mr. Andrew M Smith CPA, has given the registrant an estimated fee of $15,000 for performing the 2001 annual audit, and an hourly rate of $125 per hour with an estimate of between 5 to 10 hours to review each of the Company's quarterly financial statements.

       Financial Information Systems  Design and Implementation Fees

None

                      All Other Fees

The Registrant paid the accounting firm of Haskell & White LLP, for other professional services rendered the sum of $2,700 and $725 for out of pocket expenses respectively during the fiscal year ended December 31, 2001 The Audit Committee has reviewed services rendered by the accounting firm of Haskell & White LLP, for the fees charged, and found them compatible with maintaining the Principal Accountant's Independence.

PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

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

The business of the Company is managed under the direction of the Board. The Board members will serve until their successors are elected at the Annual
Shareholder meeting, unless they earlier resign or are removed as provided in the Bylaws.

The following is the list of members of the board of directors elected during the annual shareholders meeting held on March 8, 2002.

James  L.  Kyle  II,  MD.  M-Div
---------------------------------

Dr. Kyle II has been the Director and Secretary of the Company since August 9, 1999. Dr. Kyle is currently the Interim Dean of Charles R. Drew University of Medicine and Science, Los Angeles, California. Prior to this appointment, he was the Chief Medical officer and Director of Clinical Business Development of the University since March 1996. Dr. Kyle was the President and Chief Executive officer of Sharp Health Plan and a Vice President, Community Care Division of Sharp Healthcare from March 1994 through March 1996. During the period from June 1990 through March 1994, Dr. Kyle started and maintained a private practice of internal medicine in Long Beach, California. Dr. Kyle received his Bachelor of Arts degree in Religion from Loma Linda University and his Masters of Divinity from Andrews Theological Seminary. Dr. Kyle received his Medical Degree from UCLA in 1987. Dr. Kyle performed his residency at UCLA, Department of Medicine and received his California Medical license in 1988.

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

Scott  W.  Wellman,  Esq.
-------------------------

Mr. Wellman became a director of the Company in October 1999, Mr. Wellman is a senior partner of a law firm Wellman & Warren, LLP in Irvine, California, specializing in business law and complex business litigation with particular emphasis in securities matters, regulatory enforcement matters, unfair competition, real estate, and international business transactions. A graduate of University of California, Los Angeles, with BA in Mathematics, Scott Wellman received his Juris Doctor as well as his Masters degree in Economics in 1978 from the University of Southern California. Mr. Wellman serves as an Adjunct Professor of Law at Whittier Law School, where he teaches international business litigation and international transactions. Mr. Wellman has been a lecturer and/or guest panelist for numerous seminars, and has authored several publications.

Marcellina  Offoha,  Ph.D.
--------------------------

Ms. Offoha a director of the Company in October 1999, Ms. Offoha has extensive experience in teaching and counseling. Ms. Offoha has taught at several universities such as Shaw University, Ithaca College, State University of New York, Philadelphia College of Pharmacy & Science, Temple University, and Morgan State University. Ms. Offoha holds a Ph.D. in Sociology from Temple University, Philadelphia, Pennsylvania.

There  are  no family relationships between any directors or executive officers.

The election of the nominees requires the affirmative vote of a majority of the shares of Common Stock represented at the Annual Meeting and entitled to vote thereon.

COMMITTEES OF THE BOARD OF DIRECTORS

FUNCTIONS OF COMMITTEES

AUDIT AND ETHICS COMMITTEE:

       - Has general powers relating to accounting disclosure and auditing matters;
       - Recommends the selection and monitors the independence of our independent auditors;
       - Reviews the scope and timing of the independent auditors' work;
       - Reviews the financial accounting and reporting policies and principles appropriate for the Corporation, and recommendations to improve existing practices;
       - Reviews the financial statements to be included in the Corporation's Annual Report on Form 10-KSB
       - Reviews accounting and financial reporting issues, including the adequacy of disclosures;
       - Monitors compliance with the Code of Ethics and Standards of Conduct;
       - Reviews and resolves all matters presented to it by our Ethics office;
       - Reviews and monitors the adequacy of our policies and procedures, and the organizational structure for ensuring general compliance with environmental, health and safety laws and regulations;
       - Reviews with the General Counsel the status of pending claims, litigation and other legal matters;
       - Meets separately and independently with the Chief Financial officer, Internal
         Audit and our independent auditors.

It is composed of Messrs. Kyle II, Truher, Wellman and Ms. Offoha

EXECUTIVE COMMITTEE:

         The Executive Committee may exercise the power of the Board of Directors in the management of the business and affairs of the Corporation at any time when the Board of Directors is not in session. The Executive Committee shall, however, be subject to the specific direction of the Board of Directors and all actions must be by unanimous vote. It is composed of Messrs. Dike, Truher, and Wellman.

Meetings of the  Board  of  Directors

During the fiscal year ended December 31, 2001, the Company's Board of Directors acted Six times by a unanimous written consent in lieu of a meeting. Each member of the Board participated in each action of the Board.

AUDIT AND ETHICS COMMITTEE REPORT

Management has the primary responsibility for the financial reporting process and the audited consolidated financial statements, including the systems of internal controls. The Corporation's independent auditors, Messr. Andrew Smith CPA, and its predecessor Haskell & White LLP are responsible for expressing an opinion on the quality and conformity of consolidated financial statements with accounting principles generally accepted in the United States. In our capacity as members of the Audit and Ethics Committee and on behalf of the Board of Directors, we oversee the Corporation's financial reporting process and monitor compliance with its Code of Ethics and Business Conduct. The Audit Committee has not adopted a written charter, which has been approved by the Board of Directors

The members of the Audit and Ethics Committee are independent as defined by the listing standards of the National Association of Securities Dealers(NASD)

In connection with our oversight responsibilities, we have:

     - discussed with the internal and independent auditors the overall scope and plans for their audits;

     - reviewed and discussed the audited consolidated financial statements included in Meridian Holdings 2001 Annual Report with management and the independent auditors;

     - discussed with the independent auditors the matters (including the quality of the financial statements and clarity of disclosures) required to be discussed under the American Institute of Certified Public Accountants' Statement on Auditing Standards No. 61, Communications with Audit Committees, which generally requires that certain matters related to the performance of an audit be communicated to the audit committee;

     - received from the independent auditors and reviewed the written disclosures and the letter required from the independent auditors required by the Independence Standards Board, and have discussed with them their independence from management and the Corporation;

     - considered the nature of the nonaudit services performed by the independent auditors and the compatibility of those services with their independence; and

     - met with the internal and independent auditors, with and without management present, to discuss the results of their examinations, their evaluations of the Corporation's internal controls, and the overall quality of the Corporation's financial reporting.

Based on the reviews and discussions referred to above, we recommended to the Board of Directors (and the Board has approved) the inclusion of the audited Consolidated financial statements referred to above in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2000 and 2001, for filing with the Securities and Exchange Commission.

                   Members of the Audit and Ethics Committee:


James Truher  Chairman                                         James Kyle 11
Scott Wellman                                                  Marcellina Offoha

                               Executive officers

The  executive  officers  of  the  Company  are  as  follows:

Anthony  C.  Dike,  M.D.  Chairman/CEO  and  CFO

Philip  Falese,  LLM,  MBA,  JD,  Chief  Financial  Officer


ITEM 10. EXECUTIVE COMPENSATION

The table below shows information concerning the annual and long-term compensation for services in all capacities to the Company for the Chief

Executive  officer  and  other  full-time  employee  executive  officers  of the
Company:

<BTB>

                               Annual Compensation

    Name                  Year         Salary          Bonus        Stock Option  Amount Exercised as of
Anthony C. Dike            2001          $144,000(F1)       0          250,000        0
                           2000          $144,400(F1)       0          300,000        178,200
                           1999          $144,400(F1)       0           0             0

Philip Falese              2001          $ 60,000           0           250,000        0
                           2000          $ 60,000           0           300,000        40,000

F1: As of December 31, 2001, payment of salary has been deferred until such time as the  Company  has  sufficient capital to commence such payment.  Payment of 1999 salary  has  been  forgiven.



COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten (10%) percent of the outstanding Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership on Form 3 and reports of changes in ownership of Common Stock on Forms 4 or 5. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

Based solely on its review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than (10%) percent beneficial owners were complied with during the twelve months ended December 31, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2001 to the extent known to the Company, certain information regarding the ownership of the Company's Common Stock by (i) each person who is known by the Company to own of record or beneficially more than five percent of the Company's Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated:

<BTB>
   Name And Address of Beneficial Owner    Title       Amount and Nature of     Status       Percent of Class
                                                        Beneficial Ownership
Anthony C. Dike,M.D.                       Director            75,370,450       Active            80%
James L Kyle, M.D.                         Director               264,400       Active            0.02%
James W. Truher                            Director               409,000       Active            0.07%
Scott W. Wellman, Esq                      Director               297,985       Active            0.05%
Marcellina Offoha, PhD                     Director               271,900       Active            0.03%
Philip Falese, JD, MBA                     Officer                435,600       Active            0.05%
All Directors and officers
as a group (Six Persons)                                       77,037,335                        80.20%
CGI Communications Services                                    11,115,000                        12.0%
Other shareholders(1)                                           5,554,150                         7.80%
Total number of shares outstanding                             93,706,485                        100%

Foot  Note:

1. Includes 3.3 million shares pledged to secure the asset purchased by the registrant from the Israeli Bankruptcy court.
2. The numbers shown include the shares of our Common Stock actually  owned as of
December 31, 2001 and the underlying options and warrants representing shares that the person has the right or will have the right to acquire based on the 2002 stock option plan table.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The  following  Directors  and  officers  purchased  shares  of the registrant's
Common  stock  from  the  Open  market  during  the  fiscal year  ended December
31,  2001:

<BTB>
    Name                                  Title                   Number of Option Shares Exercised
    Anthony C. Dike, MD                   Director                   122,750
    Philip Falese, JD, MBA                Officer                     64,600

PART  IV

ITEM 13. EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  OF  FORM  8-K
Item          Description
Exhibit 99.1  Independent Auditors' Report and Consolidated Financial Statements

Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Meridian  Holdings,  Inc.

Date:  March 27,  2002             By:  /s/  Anthony  C.  Dike
                              ____________________________________Signature
                                        Anthony  C.  Dike
                                    Chief  Executive  officer

                                    EXHIBIT 99.1




                              Financial Statements
                        and Independent Auditors' Reports
                           MERIDIAN  HOLDINGS,  INC.
                  YEARS  ENDED  DECEMBER  31,  2001  AND  2000

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

     Consolidated  Statements  of  Cash  Flows                 F-6

     Notes  to  Consolidated  Financial  Statements            F-7

                          INDEPENDENT AUDITORS' REPORT




To  the  Board  of  Directors
Meridian  Holdings,  Inc.

I have audited the accompanying consolidated balance sheet of Meridian Holdings, Inc. as of December 31, 2001, and the related consolidated statements of stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meridian Holdings, Inc. as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



Andrew M. Smith CPA
Long Beach,  California
March 27,  2002

                             Meridian Holdings, Inc.
                                 Balance Sheets


<BTB>
ASSETS
                                                                      As of December 31,
                                                                     ----------------------
                                                                        2001           2000

                                                                      =======          ========
Current assets
Cash and cash equivalents                                          $   7,219                   $  253,501
     Restricted cash (Note 8)                                        331,232                      202,688
Accounts receivable, net of allowance for doubtful accounts
of $146,151 and $151,744, respectively                             1,485,530                    1,526,725
Other current assets                                                  17,881                       16,166
            Total current assets                                   1,841,863                    1,999,080

Fixed assets, net of accumulated depreciation (Note 4)                37,870                       51,726

Intellectual property, net of accumulated amortization of
$337,500 as of (Note 3)                                                   -                     2,362,500
Investments (Notes 3 and 12)                                       3,803,691                    4,372,688

       Total assets                                              $ 5,683,424                  $ 8,785,994

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                                                   $ 202,750                      371,469
Accrued payroll and other                                            283,477                      189,062
Dividend payable (Note 2)                                                  -                      267,720
Reserve for incurred but not reported claims (Note 8)                144,025                      202,690
Accrued interest (Note 11)                                                 -                      134,750
Line of credit (Note 5)                                               46,278                       50,109
Current portion of long-term debt (Note 7)                            96,375                       76,186
               Total current liabilities                             772,904                    1,291,986

Loan from majority stockholder/officer (Note 11)                           -                    2,939,974

Long-term debt, net of current portion (Note  7)                     422,530                       54,826

                   Total liabilities                               1,195,434                    4,286,786

Commitments and contingencies (Notes 5,6,9,10,11 and 14)

Stockholders' equity (Notes 2, 3, 10 and 14)
Preferred stock (20,000,000 shares authorized, par value
  $0.001; no shares issued and outstanding)                            -                           -
Common stock (100,000,000 shares authorized, par value
  $0.001; 93,706,485 and 93,956,485 shares issued and
  outstanding at December 31, 2001 and 2000, respectively)        93,957                      93,957
Additional paid-in capital                                     4,947,424                   4,947,137
Accumulated deficit                                             (553,140)                   (541,886)

             Total stockholders' equity                            4,487,990                   4,999,208

        Total liabilities and stockholders' equity               $ 5,683,424                 $ 8,785,994

See accompanying notes to consolidated financial statements.

Meridian Holdings, Inc.
Consolidated Statements of Operations

<BTB>
                                                        YEARS  ENDED  DECEMBER  31,
                                                        ---------------------------
                                                         2001                   2000

                                                       =======                  =========


Revenues
   Capitation                                             $ 2,808,028           $ 1,875,821
   Related party fees (Note 3)                                      -               829,470
   Other   sale of software (Note 10)                         149,600               450,000
                                                           ---------             ----------
                                                            2,957,626             3,155,291

Cost of revenues                                              888,208             1,172,439
                                                            ---------               -------

                   Gross margin                             2,069,419             1,982,852
                                                            ---------             ---------
Operating expenses

     Research and development (Note 3)                         80,833               470,663
     General and administrative                             1,961,653             1,471,073
                                                            ---------               -------
                                                            2,042,486             1,941,736
                                                            ---------               -------
                 Income (loss) from operations                 26,933                41,116
                                                            ---------               -------
Other income and (expense)

      Equity interest in earnings of investment              (301,277)              117,445
      Other, net                                              263,090               (56,006)
                                                              -------              --------
                                                              (38,187)               61,439
                                                             --------             ---------
      Net income (loss)                                     $ (11,254)            $ 102,555
                                                            =========            ==========
Net income (loss) per share:

       Basic and diluted                                    $ (0.0001)            $   0.001
                                                           =========             ==========

       Weighted average shares outstanding                93,831,485             93,765,020
                                                          ===========            ==========



















See accompanying notes to consolidated financial statements.

                                     Meridian  Holdings,  Inc.
                               Statements  of  Stockholders'  Equity
                             For  the  Years  Ended  December  31,
                                       2001  and  2000

<BTB>

                                                                               Common     Accumulated
                                            Common Stock           Paid-in     Stock      Earnings
                                            Shares     Amount      Capital     Subscribed (Deficit)   Total
                                           =========   ======      ========    ==========  ========   ======
Balances, January 1, 1999                   1,950,000  $   1,950     $ 13,574  $(12,000)  $ -      $    3,524

Common stock issued for cash and services     562,500        563       18,187      -        -          18,750
Subscribed common stock issued                360,000        360         (360)   12,000     -          12,000
Common stock issued to
   stockholder/officer for Capnet           75,000,00     75,000       51,922         -     -         526,922
   acquisition
Common stock issued to an employee             600,000       600       24,400         -     -          25,000
Common stock issued to liquidate debt        3,000,000     3,000      497,000         -     -         500,000
Common stock issued for equity investment   12,000,000    12,000    3,868,000         -     -       3,880,000
Net loss for the year                                -         -            -         -    215,863)  (215,863)
                                            ----------    ------    ----------    --------- --------  --------
Balances, December 31, 1999                 93,472,500    93,473    4,872,723         -   (215,863) 4,750,333

Stock options exercised                        406,000       406       67,994         -     -          68,400
Common stock issued for services                77,985        78        6,420         -     -           6,498

Dividends paid and declared (Notes 2 and 3)          -        -            -         -    (428,578)  (428,578)

Net income for the year                             -        -            -          -     102,555    102,555
                                           -----------  ---------  ---------   ---------  --------  ----------
Balances, December 31, 2000                93,956,485   $ 93,957 $  4,947,137   $    -  $(541,886) $4,499,208

Net Income/(Loss)                                                                         (11,254)    (11,254)
Shares Re-acquired                           (250,000)     (250)          287                              37
                                           -----------  ---------  ---------   ---------  --------  ----------
Balances, December 31, 2001                93,706,485   $ 93,707 $  4,947,424   $    -  $(553,140) $4,487,990
                                           ==========   =========  =========== ========= =========  ==========



































See accompanying notes to consolidated financial statements.

                             Meridian Holdings, Inc.
                      Consolidated Statements of Cash Flows


<BTB>
                                                                   Years Ended December 31,
                                                                    ========================
                                                                      2001             2000

                                                                     ========         =========
Cash flows from operating activities
    Net income (loss)                                             $   (11,254)        $ 102,555
    Adjustments to reconcile net income (loss) to net
       cash used in operating activities:
       Depreciation and amortization                                        -           355,670
       Allowance for doubtful accounts                                      -            74,550
       Equity interest in earnings of investments                     568,997          (117,445)
       Stock compensation                                                   -            74,898
       Income from extinguishment of debt                          (3,054,535)                -
       Loss on abandonment of software                              2,362,500                 -
       (Increase) decrease in:
       Restricted cash                                               (128,544)           (9,406)
       Accounts receivable                                             41,195        (1,364,464)
       Other current assets                                            (1,715)           (6,819)
       Increase(Decrease) in:
       Accounts payable                                              (168,719)          328,827
       Accrued payroll and other                                     (177,136)          135,856
       Incurred but not reported reserve                              (58,665)          173,937
       Accrued interest                                                     -           134,750
                                                                     --------            -------
Net cash used in operating activities                                (627,877)          (117,091)
                                                                     ---------           -------
Cash flow from investing activities
      Acquisition of intellectual property                                  -         (2,700,000)
      Acquisition of fixed assets                                      13,858           (47,224)
      Organization costs                                                    -                  -
                                                                    ---------           ---------
Net cash used in investing activities                                  13,858        (2,747,224)
                                                                    ----------           ---------
Cash flow from financing activities
     Common Stock                                                          36
     Borrowings from majority stockholder / officer                   367,704         2,939,974
     Repayment of debt                                                      -           (12,958)
     Repayment of line of credit                                            -            (4,199)
     Borrowings on line of credit                                           -            50,109
                                                                    ----------        -----------
Net cash provided by financing activities                             367,740         2,972,926
                                                                    ----------        -----------
    Increase (decrease)in cash and cash equivalents                  (246,282)           108,611
Cash and cash equivalents, beginning of period                        253,501            144,890
                                                                    ----------         ----------
Cash and cash equivalents, end of period                            $   7,219          $ 253,501
                                                                    ==========         ==========
Supplemental disclosure of cash flow information:

Cash paid during the year for:
     Interest                                                       $   7,703          $   9,127
                                                                    ==========          =========
     Income taxes                                                   $     800          $     800
                                                                     =========          =========
Supplemental disclosure of non-cash investing and financing activities:

During 2000, the Company recorded non-cash dividends of $428,578, representing distributions of a portion of its holdings of InterCare.com-dx, Inc. and CGI
Communications Services, Inc. to the Company's stockholders. (refer to Notes 2 and 3).


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

The Company is an acquisition-oriented holding company focused on building, operating, and managing a portfolio of business-to-business companies. It seeks to acquire majority or controlling interests in companies engaged in e-commerce, e-communication, and e-business services, which will allow the holding company to actively participate in management, operations, and finances. The Company's network of affiliated companies is designed to encourage maximum leverage of information technology, operational excellence, industry expertise, and synergistic business opportunities.

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

                                   Fiscal Year

The Company operates on a December 31  year end.

                               Revenue Recognition

The Company prepares its financial statements and federal income taxes on the accrual basis of accounting. The Company recognizes capitation revenue on a monthly basis from managed care plans that contract with the Company for the delivery of health care services. This capitation revenue is at the contractually agreed-upon per-member, per-month rates. For the year ended December 31, 2001, approximately 95% of capitation revenues are derived from two Los Angeles county managed care plans. For the year ended December 31, 2000, approximately 65% of capitation revenues are derived from same Los Angeles county managed care plans.

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

Fixed  Assets  and  Depreciation

Property and equipment are stated at cost. Acquisitions having a useful life in excess of one year are capitalized and depreciated over their estimated useful,

1    Summary  of  Significant  Accounting  Policies  (continued)

life  using  the  straight  line  method   (normally  5-7  years).  Repairs  and
maintenance are expensed in the year  incurred.

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

                         Research and Development Costs

Costs incurred in the Software research and development are expensed as incurred

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

Accounting  for  Stock-based  Compensation

The Company adopted SFAS No. 123, "Accounting for Stock-based Compensation," which establishes financial accounting and reporting standards for stock-based compensation. SFAS No. 123 generally suggests, but does not require, stock-based employee compensation transactions be accounted for based on the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measurable. Companies that do not elect to change their accounting for employee stock-based compensation are required to disclose the effect on net income as if the provisions of SFAS No. 123 were followed. The Company has decided to retain the provisions of APB Opinion No. 25, and related interpretations thereof, for recognizing stock-based compensation expense for employees, which includes members of the board of directors. Non-employee stock compensation is recorded at fair value in accordance with SFAS No. 123. There was no such compensation recorded during the periods ended December 31, 2001 and 2000.

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

2.  Capitalization

The Company has established one class of preferred stock, one class of common stock and has established two classes of warrants. 1,000,000 Class "A" Redeemable Common Stock Purchase Warrants have been established, exercising into Common Shares at an exercise price of $3.00 per share. 1,000,000 Class "B" Redeemable Common Stock Purchase Warrants have been established, exercising into Common Shares at an exercise price of $4.50 per share. There were no such warrants outstanding as of December 31, 2001 and 2000.

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

On March 19, 2001, pursuant to the resolutions adopted by the board of directors of the Registrant, the Company was authorized to repurchase, from time to time, up to five million of the outstanding shares of common stock from its shareholders, for a period of one year, beginning March 19, 2001 through, and including, March 18, 2002, at the market prices or such other indicators of fair market value. The Company repurchased approximately 250,000 shares of common stock from one of its shareholders at the fair market value.

3.     Investments  and  Intellectual  Property

On June 29, 2000, the Company purchased all of the assets of Sirius Computerized Technologies Limited (Israel), consisting primarily of intellectual property and technology related to that company's software used in healthcare management. The asset purchase includes the highly innovative intellectual property commonly known as MedMaster and the associated Virtual Multi-object-architecture Database, as well as all components, subsystems, source code, and documentation. The purchase price was $2.7 million. Simultaneous with this acquisition, the Company formed a research and development subsidiary in Jerusalem, Israel known as Corsys Group Limited ("Corsys"). Any costs incurred by Corsys are included in the accompanying consolidated statement of operation as research and development expenses.

The purchase of intellectual property was funded by the majority stockholder/officer of the Company, and the Company has recorded a note payable to the majority stockholder/officer in the amount of $2.7 million. Intellectual property was capitalized in the amount of $2.7 million for the year ended December 31, 2000, and was being amortized over a four year period on a straight line basis. The Company recorded $337,500 amortization expense during the year ended December 31, 2000.

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

The majority stockholder/officer is now seeking return of the stock, and, in July 2001, has also rescinded the note payable, plus accrued interest. This forgiveness of debt was recorded as of June 30, 2001 to match the timing of the cancellation of the acquisition. Therefore, the Company has reflected a gain of $2,891,250 in the accompanying condensed consolidated statement of operations.

The net result of these events are included in general and administrative Expenses in the accompanying condensed consolidated statement of operations.

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

                                    InterCare

On September 18, 1999, the Company acquired 51% of all the outstanding Common Stock of InterCare in exchange for services and assumption of certain debts of InterCare. During fiscal year 2000, additional stock issued by InterCare combined with a dividend distribution by the Company of InterCare stock resulted in a net decrease in the Company's ownership percentage to 32% at December 31, 2000. A dividend of approximately $160,800 was recorded reflecting the relative net book value of the Company's investment in InterCare that was distributed. As of December 31, 2001 and 2000, the investment in InterCare was $191,411 and $492,688, respectively.

                                       CGI

On December 10, 1999, the Company agreed to acquire a 20% equity interest in CGI for common stock. On December 20, 1999, the board of directors authorized the issuance of 4,000,000 pre-split (adjusted to 12,000,000 post-split) shares of common stock in consideration for the 20% of the interest in CGI. At the date of the transaction, the Company's shares opened at a price of $3 per share. Between September 1, 1999 and the acquisition date, the Company's stock sold within a range of $.25 to $3.25 per share (an average of $.97 per share). Because of the limited trading history of the Company, the six-month average was deemed to be a fair valuation of the transaction, resulting in a total investment balance of $3,612,280 and $3,880,000 as of December 31, 2001 and 2000 respectively. The shareholders of CGI were also issued warrants to purchase an additional 1,000,000 pre-split (adjusted to 3,000,000 post-split) shares of common stock at $2 pre-split share (or approximately $0.67 on a post-split basis) over a five-year period as a hedge against any fluctuation of the share price of the common stock in the immediate future. These warrants will expire on December 30, 2004, and none have been exercised as of December 31, 2001.

4.    Property Plant & Equipments Fixed

Property plant and equipment are stated at cost. Acquisitions having a useful life in excess of one (1) year are capitalized. Repairs and maintenance are expensed in the year incurred. Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets, normally five (5) to seven (7)years.

Property and equipment consists of the following as of December 31, 2001 and 2000 respectively and is summarized as follows:

<BTB>
                                                           2001            2000
                                                           =====            ====
Computer equipment                                        $ 73,816         $ 71,853
Leasehold improvements                                       6,500            6,500
Office furniture and fixtures                               36,603           36,603
Office equipment                                            36,325           25,312
Software                                                    22,389           18,543
Medical equipment                                            5,391            5,391
                                                           -------         --------
                                                           170,012          164,193
Less accumulated depreciation                             (132,141)        (112,467)
                                                          $ 48,883         $ 51,726

5.   Line of Credit

During 2001 and 2000, the Company had a $50,000 line of credit with a financial institution. Approximately $46,000 and $50,000 was outstanding under this facility as of December 31, 2001 and 2000, respectively. Related advances bear interest at 11%, and interest is payable monthly. The line of credit expired March 21, 2001, and has been subsequently renewed through March 21, 2003.

6.   Lease Obligations

The Company's corporate offices are located at 900 Wilshire Boulevard, Suite 500 Los Angeles, California 90017. The lease expires in May 2003 and provides the option to renew for one three-year term. Monthly rents range from $4,761 to $5,186 per month.

In   addition,  the  Company  leases office space on a month-to-month basis. The
Company also entered into a three-year vehicle lease agreement in September 1999. Monthly rents on these leases are $1,560 and $572, respectively.

The following is a schedule of future minimum lease payments required under the leases described above:

<BTB>
                    Years Ending
                     December 31,                     Amount

          2002                                         66,808
          2003                                         25,930
                                                   ----------
                                                   $  92,738
                                                   ==========

7.   Long-term  Debt

The Company has various loans with financial institutions with interest rates ranging from 4% to 15% and maturity dates ranging from 2015 to 2024.

8.   Income  Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes

The Company's income tax provision for the years ended December 31, 2001 and 2000 are not significant to the Company's operations and have been included within the general and administrative expenses in the accompanying statements of operations.

At December 31, 2000, a 100% valuation allowance had been provided on the net deferred income tax assets, since the Company can not determine that it is "more likely than not" to be realized.

The loss for the current year of 2001 will expire in 2022. As of December 2000 The company has no federal and state loss carry forward for federal and state Income tax purposes.

9.    Risk Pool Agreement

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

The Company has also reflected the monies in the escrow account as of December 31, 2001 and 2000 as restricted cash in the accompanying consolidated balance sheets. Additionally Cap-Management System provides the Company with an estimate as to the incurred but not reported claims, which has been recorded as such potential claims against restricted cash in the accompanying consolidated balance sheets.

10.   Stock Option Plan

In January 2001, the stockholders of the Company approved a stock option plan for the directors of the Company (the "Plan"). The Plan provides for issuance of up to 5,000,000 shares of its common stock. Options to directors are granted based on attendance at board meetings. At December 31, 2001, 3,500,000 shares were available for grant under the terms of this plan.

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

A summary of the status of the Plan and changes during the years ended December 31 is as follows:

<BTB>
                                                              2001                           2000
                                                              =====                          =====
                 Fixed Options                      Shares           Weighted        Shares     Weighted
                                                                     Average                    Average
                                                                     Price                      Price
                ===============                     ========         ========       =======     ========
         Outstanding at beginning of Year           1,500,000         $ 1.45       1,500,000    $ 1.45
                   Granted                          1,500,000           0.46       1,500,000    $ 0.46
                   Exercised                         (406,000)          0.17        (406,000)     0.17
                   Forfeitures/Cancelled           (1,500,000)         (1.45)     (1,500,000)    (1.45)
                                                   ----------         ------       ---------    ------
         Outstanding at  end of the year            1,094,000         $ 0.57       1,094,000    $ 0.57
                                                   ==========         ======       =========    =======
         Exercisable at end of year                 1,094,000         $ 0.57       1,094,000    $ 0.57
                                                   ==========         ======       =========    =======
         Weighted average fair value per Options
                  Granted during the year                             $ 1.95                    $ 1.95


Grants under the Company's stock option plan are accounted for under the provisions of APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the plan.

<BTB>
                                 2001             2000
                                 =====            =====
Net income (loss)
       As reported              $  (11,254)       $  102,555
       Pro forma                   (11,254)          102,555

The pro forma effect on operations for 2000 of 2000 stock option grants was offset by the pro forma effect of options forfeited in 2000. No stock option was exercised in 2001.

The fair value of each grant is estimated at the grant date using the following assumptions: no dividends for all years; risk-free interest rates of 5.1% in 2001 and 2000; and expected lives of five years for all grants.

The fair value of each grant is estimated at the grant date using the following assumptions: no dividends for all years; risk-free interest rates of 5.1% in 2001 and 2000; and expected lives of five years for all grants.

11.   Related  Party  Transactions

Under the terms of a Reseller Agreement entered into with InterCare in 2000, the Company receives a 60% royalty on the software sales generated by InterCare. The Company recorded $829,470 of such receivables and related revenues at December 31, 2000, and $149,600 for the year ended December 31, 2001.

In connection with the acquisition of assets of Sirius Computerized Technology of Israel, the majority stockholder/officer loaned the Company $2.7 million. In accordance with the Promissory Note, the loan bears interest at 10% per Annum and matures on July 1, 2001.

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

Given the above events, the Company has recorded a loss on abandonment of Software during the year ended December 31, 2001 in the amount of $2,193,750, which is classified as an extraordinary item in the accompanying condensed consolidated statement of operations.

Concurrently, the majority stockholder/office gave the Company a credit line of Up to $500,000. The credit line bears interest at 10% per annum and matures in July 1, 2001. Management expects to renew the line of credit. As of December 31 2001 $367,704 is outstanding under the credit line.

12.  Equity  Method  Investments

Summary financial information for InterCare as of and for the two years ended December 31, 2001 and 2000, is presented in the following table. The amounts shown represent the operating results and financial position based on U.S. generally accepted accounting principles.

<BTB>
                                                 2001                   2000
                                                (audited)               (audited)
Current assets                                   $ 1,441,888             $ 1,459,817
Total assets                                       1,507,210               1,482,462
Current liabilities                                1,586,210               1,019,290
Total liabilities                                  1,633,010               1,019,290
Revenues                                             334,199               1,562,450
Gross margin                                         (27,029)                716,450
Net income (loss)                                   (648,422)                367,016


Summary financial information for CGI as of and for the two years ended December 31, 2001 and 2000 respectively is presented in the following table.

<BTB>
                              2001                      2000
                            (unaudited)             (unaudited)
Long-term assets             $ 5,273,128           $  5,268,009
Total assets                   5,273,128              5,268,009
Current liabilities            1,382,450              1,382,450
Total liabilities              1,382,450              1,382,450
Revenues                               -                      -
Gross margin                           -                      -
Net income (loss)                   (659)                  (206)

The differences in the underlying net equity of the above-described Investees and the investment balances recorded at December 31, 2001 and 2000 respectively are a result of the initial acquisition accounting of the Company's percentage interests.

13     Legal  Proceedings

The intellectual property discussed in Note 4 was acquired out of the bankruptcy proceedings of Sirius Computerized Technologies Limited and Sirius Technologies of America (collectively, "Sirius"). The acquisition was made with the understanding that the Company would have free and clear title to the intellectual property. However, a significant creditor of Sirius, Lockheed Martin Systems Integration, Owego ("Lockheed") obtained a judgment against Sirius and executed same to obtain possession of the source code underlying the Sirius' MedMaster suite of software products. The Company has requested that Sirius and Lockheed come to some negotiated settlement of their dispute in order for the asset to be delivered free and clear to the Company as per the terms of the purchase agreement of the intellectual property originally approved by the Israeli Bankruptcy Courts

On August 27, 2001, the Company filed a Civil Complaint for Damages and Equitable Relief in Superior Court of the State of California, for the County of Los Angeles (Case No. BC 2566860), styled Meridian Holdings, vs Sirius Technologies of America, a Delaware Corporation; Sirius Computerized Technologies Ltd, an Israeli Corporation; Amir Dolev, an individual; Glen Crowe, an individual; Danny Basel, an individual; Shaul Bergerson, an individual and DOES 1 through 500, inclusive. This lawsuit is in connection
to  the  recent  cancellation   by   the   registrant  of  the  purchase  of the
intellectual property commonly known as "Medmaster Software" including the Source-Code and Subsystems of Sirius Computerized Technologies Ltd. Through the Israeli bankruptcy court.

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

In December 2001, the above lawsuit was dismissed as a Non-Suit by the circuit Court of Virginia with. prejudice.

In March 2002, the plaintiff re-filed the same claim. The company believes that the allegations are wholly without merit and currently expects to vigorously defend its position. The company believes that the principal of Plaintiff is Mr. Dale Church, a former Director of company's former subsidiary and current affiliated company, Intercare.Com-DX, Inc. and that the basis of Plaintiff's allegations stem from the company's transactions with respect to Sirius and the MedMaster Technology and Software.

(See Note 3 to Condensed Consolidated Financial Statements: Investments and Intellectual Property and Management's Discussion And Analysis Of Financial Condition And Results Of Operations: Results Of Operations-Extraordinary Items.)

14. Stock Repurchase

On September 11, 2001, the registrant announced that it has repurchased a total of 250,000 shares of its Common Stock from its shareholders. The registrant has 93,706,485 shares of Common Stock issued and outstanding as of December 31, 2001.