Form 10QSB
period 2002-03-31
MERIDIAN HOLDINGS INC
filed 2002-05-15
CIK 1071758

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                              FORM  10-QSB
 (  X )     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For  the  Quarterly  Period  Ended          March  31,  2002

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

As of March 31, 2002, Meridian Holdings, Inc., Registrant had 93,706,485 shares of its $0.001 par value common stock outstanding.

                                        Page 1 of 13 sequentially numbered pages
                                                                       Form 10-Q
                                                              First Quarter 2002













                            MERIDIAN  HOLDINGS,  INC.


                                      INDEX


                                                                       PAGE
                                                                       ----


PART  I.  FINANCIAL INFORMATION

          Consolidated Balance Sheets                                    3

          Consolidated Statements of Operations                          4

          Consolidated Statements of Cash Flows                          5

          Notes to Consolidated Financial Statements                   6-8

          The Company                                                    9

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     10

PART II   OTHER INFORMATION

          Additional Information                                        13

          Signature                                                     13

                            MERIDIAN  HOLDINGS,  INC.

                           Consolidated Balance Sheets
                                   (Unaudited)

ASSETS

                                                         As of
                                                         March 31,   March 31,
                                                         2002        2001
                                                 ==========   ==========
Current assets
Cash and cash equivalents                              $   58,559     $  212,463
    Restricted cash                                       357,653        272,252
Accounts receivable, net of allowance for
doubtful accounts of $151,744                           1,452,509      1,454,082
Other current assets                                       52,680         17,344
                                                       ----------     ----------
                  Total current assets                  1,921,401      1,956,141

Fixed assets, net of accumulated depreciation              38,679         47,953
Intellectual property, net of accumulated
amortization of $506,250 and $337,500, respectively             -      2,193,750
Investments                                             3,798,935      4,080,926
                                                         ---------    ----------
 Total assets                                         $ 5,759,015   $  8,278,770
                                                         ==========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                 $    236,262    $   281,254
    Accrued payroll and other                             319,777        172,830
    Dividend payable                                            -              -
    Reserve for incurred but not reported claims          132,357        265,664
    Accrued interest                                       31,198        208,534
    Line of credit                                         71,268         52,236
    Current portion of long-term debt                      96,375         71,253
                                                            -------      -------
    Total current liabilities                             887,237       1,051,771

Long Term liabilities
    Loan from majority stockholder/officer                299,687       2,951,342
    Long-term debt, net of current portion                 45,905          54,440
                                                         ---------      ---------
    Total liabilities                                   1,232,829       4,057,553
                                                         =========     ==========
Commitments and contingencies

Stockholders' equity
   Preferred stock (20,000,000 shares authorized,
   par value $0.001; no shares issued and outstanding)           -             -
   Common stock (100,000,000 shares authorized, par value
   $0.001; 93,706,485 shares issued and outstanding at
   March 31, 2002 and 93,456,485 as at  March 31, 2001      93,706        93,957
   Additional paid-in capital                            4,947,424     4,947,137
   Accumulated deficit                                    (514,944)     (819,877)
                                                         ----------    ----------
    Total stockholders' equity                           4,526,186     4,221,217
                                                        -----------  -----------
    Total liabilities and stockholders' equity        $  5,759,015   $ 8,278,770
                                                        ============  ===========

See accompanying notes to consolidated financial statements

                            MERIDIAN  HOLDINGS,  INC.

                    Consolidated Statements of Operations
                                  (UNAUDITED)


                                             Three Months Ended March 31,
                                                     2002           2001
                                                     ====           ====
Revenues
 Capitation                                       $ 409,466        $ 477,228
 Risk Pool Revenue                                  192,918                -
 Fee for Service Revenue                              8,448                -
 Royalties from Software License                          -           90,000
 Services related to software                             -           59,600
                                                   ========        =========
                                                    610,832          626,828
Cost of revenues
 Cost of Service-Capitation payments                148,044          203,848
                                                    -------          -------
 Gross margin                                       462,788          422,980
                                                    -------          -------

Operating expenses

General and administrative                          410,438          665,939
                                                    -------          -------
Income(Loss) from operations                         52,350         (242,959)
                                                    --------        ---------

Other income and (expense)
Equity interest in earnings (loss) of investment     (4,756)         (24,042)
 Other, net                                          (9,398)         (10,990)
                                                    --------        --------
                                                    (14,154)         (35,032)
                                                 -----------      -----------
      Net Loss                                   $   38,196      $ (277,991)
                                                 ===========      ===========
Net Loss per share:

    Basic and diluted                               $   0.000    $  (0.003)
    Weighted average shares outstanding            93,831,485    93,456,485


















See accompanying notes to consolidated financial statements

                              MERIDIAN  HOLDINGS,  INC.

                        Consolidated Statements of Cash Flows
                                     (UNAUDITED)

                                                     Three Months Ended March 31,
                                                         2002            2001
                                                        =====          ======
Cash flows from operating activities
  Net Loss                                              $   38,196   $  (277,991)
  Adjustments to reconcile net Loss to net
  cash used in operating activities:
  Depreciation and amortization                              2,659       174,024
  Equity interest in earnings of investments                 4,756        24,042
  (Increase) decrease in:
         Restricted cash                                   (26,421)      (69,564)
         Accounts receivable                                32,021        72,643
         Inventories						    (9,579)            -
         Other current assets                              (24,221)       (1,178)
         Accounts payable                                   13,729       (90,215)
         Accrued payroll and other                          37,969       (16,232)
         Incurred but not reported reserve                 (11,668)       62,974
         Accrued interest                                   31,198        73,784
                                                          --------       -------
Net cash used in operating activities                       88,639       (47,713)
                                                          ---------     ---------
Cash flow from investing activities
   Acquisition of fixed assets                              (3,467)       (1,501)
   Organization costs                                            -             -
                                                         ----------     ---------
Net cash used in investing activities                       (3,467)       (1,501)
                                                         ----------     ---------
Cash flow from financing activities
   Borrowings from majority stockholder / officer                -        11,368
   Borrowings on long-term debt                                  -             -
   Repayment of debt                                       (33,981)       (5,319)
   Borrowings on line of credit                                149         2,127
                                                           --------     --------
Net cash provided by financing activities                  (33,832)        8,176
                                                           --------     ---------
   Increase/(Decrease) in cash and cash equivalents         51,340       (41,038)

Cash and cash equivalents, beginning of period               7,219       253,501
                                                        ---------      --------
Cash and cash equivalents, end of period                 $  58,559     $ 212,463
                                                        ==========     ==========













See accompanying notes to consolidated financial statements

                            MERIDIAN  HOLDINGS,  INC.

                   Notes  to  Consolidated  Financial  Statements
1.     General

Basis  of  Reporting

The interim accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended December 31, 2001 included in its Annual Report on Form 10-KSB. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2002.

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

Fiscal Year

The Company operates on a December 31st year end.

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

2.    Investments

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

                                    InterCare

On September 18, 1999, the Company acquired 51% of all the outstanding Common Stock of InterCare in exchange for services and assumption of certain debts of InterCare. During fiscal year 2000, additional stock issued by InterCare combined with a dividend distribution by the Company of InterCare stock resulted in a net decrease in the Company's ownership percentage to 32% at December 31, 2000. A dividend of approximately $160,800 was recorded reflecting the relative net book value of the Company's investment in InterCare that was distributed to Meridian Holdings, Inc., shareholders as at that time.

                                       CGI

On December 10, 1999, the Company agreed to acquire a 20% equity interest in CGI for common stock. On December 20, 1999, the board of directors authorized the issuance of 4,000,000 pre-split (adjusted to 12,000,000 post-split) shares of common stock in consideration for the 20% of the interest in CGI. At the date of the transaction, the Company's shares opened at a price of $3 per share. Between September 1, 1999 and the acquisition date, the Company's stock sold within a range of $.25 to $3.25 per share (an average of $.97 per share). Because of the limited trading history of the Company, the six-month average was deemed to be a fair valuation of the transaction, resulting in a total investment balance of $3,880,000 as of December 31, 2000 and 1999. The shareholders of CGI were also issued warrants to purchase an additional 1,000,000 pre-split (adjusted to 3,000,000 post-split) shares of common stock at $2 pre-split share (or approximately $0.67 on a post-split basis) over a five-year period as a hedge against any fluctuation of the share price of the common stock in the immediate future. These warrants will expire on December 30, 2004, and none have been exercised as of March 31, 2002.

3.     Fixed  Assets

Fixed assets consist of the following:

                                            As of
                                           March 31, 2002     March 31,2001
Computer equipment                          $  77,283            $  71,853
Leasehold improvements                          6,500                6,500
Office furniture and fixtures                  36,603               36,603
Office equipment                               25,312               25,312
Software                                       22,389               18,534
Medical equipment                               5,391                5,391
                                             --------              -------
                                              173,478              164,193
Less accumulated depreciation                (134,799)            (116,240)
                                            ---------             --------
                                             $ 38,679             $ 47,953
                                            =========            ==========

4.     Line  of  Credit

The Company has a $50,000 line of credit with a financial institution. Related advances bear interest at 11%, and interest is payable monthly. The line of credit expires March 21, 2003.

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

These revenues and expenses have been reflected in the accompanying Consolidated statements of operations for the for the quarters ended March 31, 2002 and 2001.

The Company has also reflected the monies in the escrow account as of March 31, 2002 and March 31, 2001 as restricted cash in the accompanying consolidated balance sheets. Additionally, Cap-Management Systems, Inc., provides the Company with an estimate as to the incurred but not reported reserve, which has been recorded as such in the accompanying consolidated balance sheets.

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

SELECTED  FINANCIAL  DATA

The Company had net working capital of $1,034,165 as at March 31, 2002 compared to $904,370 at March 31, 2001. This represents an increase in working capital of 14%. This increase in working capital is attributed to increase in enrollment of membership into the Capnet IPA Network; increase in monthly fees paid by the contracted health plans to the IPA and downsizing of the of personnel following the implementation of a restructuring program started during the first quarter of 2001.

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

LIQUIDITY  AND  CAPITAL  RESOURCES  OF  THE  COMPANY.

We believe that we will be able to fund our capital commitments, operating cash requirements and satisfy our obligations as they become due from a combination of cash on hand, expected operating cash flow improvements through HMO premium increases and improvements in the benefit structure of HMO contracts.

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

RESULTS  OF  OPERATIONS

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF MERIDIAN HOLDINGS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

REVENUE

The Company generated revenues from operations of $610,832 during the first quarter ended March 31, 2002, compared to the revenues from operations of $626,828 during the comparable period in 2001. This represents a 2% decrease in revenues.


There were no revenues generated from software license royalities and support services during the quarter ended March 31, 2002, as compared to $149,600 revenue generated from software related sales and support service during comparable period in 2001.

The registrant is in the process of developing a replacement software program scheduled to be released in second quarter of 2002, that it believes will satisfy the needs of its current and future clients. There can be no assurance that the newly developed software program will be acceptable to our current customer, or could be available within the time frame we anticipate.

The Company recorded a net income from operations of $38,196 during the three-month period ended March 31, 2002, compared to net loss from operations of $(277,991) during the comparable period in 2001.

The increase in net income is due to the implementation of the 2001 re-structuring program as well as increased in membership enrollment into the Capnet IPA network.

Revenue generated from our managed care contracts with HMOs as a percentage of medical services revenue was approximately 99% and 96%, respectively, during the three months ended March 31, 2002 and 2001. Revenue generated from the Los Angeles County Community Health Plan ("CHP") contracts was 99% and 98% of medical services revenue for the three months ended March 31, 2002 and 2001, respectively. Revenue generated by LACARE Health Plan ("LACARE") contract was less than 2% of medical services revenue for the comparable period.

Cost of Revenues

The  cost  of  revenue   for  three  months  ended  March  31,  2002 is $148,044
compared   to  $203,848  for  three  months  ended  March  31,  2001.  This represents a 27% decrease in cost of revenue. The decrease in cost of revenue is attributed to the increase in the per member per month fee paid by the HMO, with no apparent increase in per member per month capitation fee adjustment paid to our contracted primary care physicians, since the registrant is required to set aside enough funds in its risk pool reserve to be used in funding the IBNR (Incurred but not reported) expense for one year.

EXPENSES

General and administrative expenses were $410,438 or 67 % of total revenues for the three months ended March 31, 2002 compared to $665,935 or 106% of total revenues for three months ended March 31, 2001. The decrease in general and administrative expense is due to the implementation of the 2001 restructuring program by the registrant.

Direct medical costs includes all costs associated with providing services for CAPNET IPA contracted members, including direct medical payment to physician providers, hospitals and ancillary services on capitated and fee for service basis. For the quarter ended March 31, 2002, these costs represents 76% of total revenue. This is referred to as Medical Loss Ratio (MLR). Our Medical Loss Ratio varies from quarter to quarter due to fluctuations in utilization, the timing of claims paid by the HMOs on our behalf, as well as increases in medical costs without counterbalancing increases in capitation revenues.

Medical claims represent the costs of medical services provided by other healthcare providers other than our contracted primary care providers, but which are to be paid by us for individuals covered by our capitated risk contracts with HMOs. Of the $410,438 total expenditure for the three months ended March 31, 2002, $112,880 or 28% was for payment of medical claims.

Payroll and employee benefits for administrative personnel was $154,212 for the three months ended March 31, 2002, compared to $172,000 during comparable period in 2001. This decrease in payroll expense is due to the implementation of the 2001 restructuring program as well as downsizing of operation with resultant lay-off of personnel.

Management anticipates that general operating expenses will increase, as the IPA membership continues to grow.

INCOME/LOSS FROM OPERATIONS

The registrant recorded a net income from operations for the three months ended March 31, 2002 of $38,196, compared to net loss of $277,991 during comparable period in 2001. This increase in net income is due to the increase in capitation payment received from the HMO, as well as the implementation of the 2001 restructuring program.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

This  Form   10-QSB  contains  certain  forward-looking  statements  within  the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, the words
"believe," "anticipate," "think," "intend," "plan," "will be," and similar expressions, identify such forward-looking statements. Such statements regarding future events and/or the future financial performance of our Company are subject to certain risks and uncertainties, which could cause actual events or our actual future results to differ materially from any forward-looking statement. Certain factors that might cause such a difference are set forth in our Form
10-K for the period ended December 31, 2001, including the following: our success or failure in implementing our current business and operational strategies; the availability, terms and access to capital and customary trade credit; general economic and business conditions; competition; changes in our business strategy; availability, location and terms of new business development; availability and terms of necessary or desirable financing or refinancing; labor relations; the outcome of pending or yet-to-be instituted legal proceedings; and labor and employee benefit costs.

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

PLAN  OF  OPERATIONS

The Company intends to embark on more aggressive marketing campaign to increase its enrollment of membership into its Capnet IPA Healthy Family Program contract with the County of Los Angeles Community Health Plan, and LACARE Health Plan.

Also, the Company has submitted applications for contracting on behalf of Capnet IPA, to other HMO's within the greater Los Angeles County, in order to increase it membership base. There Can be no assurances that such contract will be approved by the HMO.

The Company is now in the final stages of the development of ICE(tm) clinical documentation software, which is scheduled to be released during the second quarter of 2002. There can be no assurance that the Company expected date of release of the software will be within the above stated time frame. Management will continue to make such adjustments in the release date, until it is satisfied that the developed software application will perform as per our original software specification. If we are not able to release the software application in a timely manner, our revenue growth will be impacted.

RECENT  EVENTS

On March 7, 2002, the Company held its annual shareholder meeting at the Ramada Inn, in Culver City, California. Four of five members of the board of directors for the year 2002 were elected. Also, during this meeting, the shareholders approved the company's 2002 stock option plan. And, finally, the shareholders approved the appointment of Andrew M. Smith, CPA as the Company's independent auditors.

On May 1, 2002, Mr. James W. Truher, a director of the registrant, was appointed as an interim Chief Financial Officer of the registrant, until a new permanent Chief financial officer is appointed to replace Mr. Philip Falese, our former Chief Financial officer, who has since moved on to pursue other interests.

PART  II     -  OTHER  INFORMATION

LEGAL  PROCEEDINGS

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

MERIDIAN  HOLDINGS,  INC.

DATE:  May  14,  2002
                                   By:  /s/  Anthony C. Dike
                                        -------------------
                                            Anthony C. Dike
                                             Chairman/CEO