Form 10QSB
period 2002-06-30
MERIDIAN HOLDINGS INC
filed 2002-08-14
CIK 1071758

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                              FORM  10-QSB

(  X )    QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For  the  Quarterly  Period  Ended          June  30,  2002

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

As of June 30, 2002, Meridian Holdings, Inc., Registrant had 93,706,485 shares of its $0.001 par value common stock outstanding.














                                       Page  1 of 14 sequentially numbered pages
                                                                       Form 10-Q
                                                             Second Quarter 2002
                            MERIDIAN  HOLDINGS,  INC.

                                      INDEX

                                                                               PAGE
                                                                               ----
PART  I.  FINANCIAL INFORMATION

          Condensed Consolidated Balance Sheets                                    3

          Condensed Consolidated Statements of Operations                          4

          Condensed Consolidated Statements of Cash Flows                          5

          Notes to Condensed Consolidated Financial Statements                   6-7

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                8

PART II   OTHER INFORMATION
          Legal Proceedings                                                       13
          Additional Information                                                  14
          Signature                                                               14

                              MERIDIAN  HOLDINGS,  INC.
                       Condensed Consolidated Balance Sheets
                                   (Unaudited)

ASSETS
                                                  As of June 30,      December
                                                    2002              2001
                                                   ==========         ==========
Current assets
Cash and cash equivalents                              $   51,218     $     7,219
    Restricted cash                                       292,787         331,232
Accounts receivable, net of allowance for
doubtful accounts of $179,812 and  $151,744             1,106,162       1,485,530
Other current assets                                       52,681          17,881
                                                       ----------      ----------
                  Total current assets                  1,502,848       1,841,863

Fixed assets, net of accumulated depreciation              37,018          37,870

Intellectual property, net of accumulated
$0, depreciation  as at June 30, 2002 (Note2) -           350,000               -

Investments                                             3,915,102       3,803,691
                                                         ---------     ----------
 Total assets                                         $ 5,804,968   $   5,683,424
                                                         ==========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                     $    180,351    $    202,750
Accrued payroll and other                                 355,977         283,477
Dividend payable                                                -               -
Reserve for incurred but not reported claims              150,162         144,025
Accrued interest                                           38,545              -
Line of credit                                             63,931          46,278
Current portion of long-term debt                          96,375          96,375
                                                          -------         -------
    Total current liabilities                             885,341         772,904

Long Term liabilities
    Loan from majority stockholder/officer                290,777              -
    Long-term debt, net of current portion                 44,818         422,530
                                                        ---------       ---------
    Total liabilities                                   1,220,936       1,195,434
                                                         =========     ==========
Commitments and contingencies

Stockholders' equity
Preferred stock (20,000,000 shares authorized,
par value $0.001; no shares issued and outstanding)              -             -
Common stock (100,000,000 shares authorized, par value
$0.001; 93,456,485 shares issued and outstanding at
June 30, 2001 and 93,706,485 as at June 30, 2002           93,706          93,957
Additional paid-in capital                              4,947,424       4,947,424
Accumulated deficit                                      (457,098)       (553,140)
                                                       ----------      ----------
    Total stockholders' equity                          4,584,032       4,487,990
                                                      -----------     -----------
    Total liabilities and stockholders' equity       $  5,804,968    $  5,683,424
                                                     ============    ============



See accompanying notes to  Condensed consolidated financial statements

                        MERIDIAN  HOLDINGS,  INC.
             Condensed Consolidated Statements of Operations
                                (UNAUDITED)

                        Three Months Ended June 30,       Six Months Ended June 30,
                            2002              2001              2002          2001
                            =====             ====              ====          ====
Revenues
 Capitation                $ 421,847      $ 576,555           831,313       1,054,383
 Risk Pool                   107,854              -           300,772               -
 Fee For Service               7,749              -            16,197               -
 Sale of software                  -              -                 -          149,600
                           ---------     -----------         ----------     ----------
                             537,450        576,555          1,148,282       1,203,383
Cost of revenues
 Capitation                  136,685        258,888           284,729          462,736
                             -------        -------           -------          -------
 Gross margin                400,765        317,667           863,553          740,647
                             -------        -------           -------          -------
Operating expenses

 General and administrative  445,257        272,995           855,695          936,918
 Research and development          -         78,817                 -           80,833
                             -------        -------          ----------        -------
Income/(loss) from operations(44,492)        (34,145)           7,858        (277,104)
                             --------       -------          ----------       -------
Other income and expense
 Equity interest in earnings
 (loss) of investment         116,412       (50,138)          111,656         (74,180)
Other net                     (13,928)       (3,784)          (23,326)        (14,774)
                             --------       -------         ----------       --------
                              102,484       (53,922)           88,330         (88,954)
                             --------       -------         ----------       --------
Net income/(loss) before
Extraordinary item             57,992       (88,067)           96,188        (366,058)
                              --------       -------          ---------       -------
Extraordinary items

Loss on abandonment of
Software                           -      (2,193,750)               -       (2,193,750)
Gain on forgiveness of
Debt                               -       2,891,250                -        2,891,250
                          -----------   -----------        -----------      ----------
                                   -         697,500                           697,500
                          -----------   -----------        -----------       ---------
Net income after
 Extraordinary items     $         -         609,433                 -         331,442
                          ===========   ===========         ===========      ==========

    Basic and diluted                                         $   0.000      $  (0.003)
    Weighted average shares outstanding                       93,831,485    93,456,485














See accompanying notes to Condensed consolidated financial statements

                       MERIDIAN  HOLDINGS,  INC.
            Condensed Consolidated Statements of Cash Flows
                              (UNAUDITED)

                                                     Six Months Ended June 30,
                                                         2002            2001
                                                         =====          ======
Cash flows from operating activities
  Net income                                            $96,189         331,442
  Adjustments to reconcile net Loss to net
  cash used in operating activities:
  Loss on abandonment of software                                     2,193,750
  Gain on forgiveness of debt                                        (2,891,250)
  Depreciation and amortization                           5,412         178,983
  Equity interest in earnings of investments                             74,180
  (Increase) decrease in:
         Restricted cash                                 38,445        (124,033)
         Accounts receivable                            348,769         251,382
         Other current assets                          (354,355)         (1,293)
         Accounts payable                                 4,267        (165,629)
         Accrued payroll and other                       13,530        (142,703)
         Incurred but not reported reserve                6,137          42,580
         Accrued interest                                14,877        (111,082)
                                                        ----------   ----------
Net cash used in operating activities                   173,270         (78,267)
                                                         ---------    ----------
Cash flow from investing activities
   Acquisition of fixed assets                           (4,560)         (8,119)
   Investment in InterCare                             (111,411)             -
   Organization costs                                         -              -
                                                       ----------     ---------
Net cash used in investing activities                  (115,971)         (8,119)
                                                        ----------     ---------
Cash flow from financing activities
   Borrowings from majority stockholder/officer         (11,262)         17,136
   Borrowings on long-term debt                               -               -
   Repayment of debt                                     (2,046)        (25,288)
   Borrowings on line of credit                                          (3,733)
                                                         --------      ---------
Net cash (used in) provided by financing activities     (13,308)        (11,890)
                                                         ---------     ---------
   (Decrease) increase in cash and cash equivalents      43,911         (98,276)

Cash and cash equivalents, beginning of period            7,219         253,501
                                                         ----------     ----------
Cash and cash equivalents, end of period               $ 51,210         155,225
                                                         ==========     ==========

Supplemental Disclosure of non-cash investing and financing activities















See accompanying notes to Condensed consolidated financial statements

                            MERIDIAN  HOLDINGS,  INC.

                   Notes  to Condensed Consolidated  Financial  Statements
1.     General

Basis  of  Reporting

The interim accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended December 31, 2000 included in its Annual Report on Form 10-KSB. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2002.

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

Given the above events, the Company had recorded a loss on abandonment of software during the quarter ended June 30, 2001 in the amount of $2,193,750, which is classified as an extraordinary item in the accompanying condensed consolidated statement of operations.

The original intent of the related note payable to the majority stockholder/officer was to pay him back for the proceeds of $2,700,000 which he had pledged in connection with the acquisition of the intellectual property. The majority stockholder/officer is now seeking return of the stock, and, in July 2001, has also rescinded the note payable, plus accrued interest. This forgiveness of debt was recorded as of June 30, 2001 to match the timing of the cancellation of the acquisition. Therefore, the Company had reflected an extraordinary gain of $2,891,250 in the accompanying condensed consolidated statement of operations.

3.     Fixed  Assets

Fixed assets consist of the following:

                                            As of
                                           June 30, 2002   December 31,2001
Computer equipment                          $  78,376            $  73,816
Leasehold improvements                          6,500                6,500
Office furniture, fixtures and equipment       61,915               36,603
Software                                       22,389               22,389
Medical equipment                               5,391                5,391
                                             --------              -------
                                              174,571              170,012
Less accumulated depreciation                (137,553)            (132,141)
                                            ---------             --------
                                            $  37,018             $ 48,883
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

6.     Risk  Pool  Agreement

The Company is party to a Risk Pool Agreement (the "Agreement") with Tenet HealthSystem Hospitals, Inc. ("Tenet"). Pursuant to the Agreement, 50% of the monthly capitation revenue is received directly by the Company, and the remaining 50% is deposited into an escrow account from which Tenet pays all claims expenses, reinsurance expenses and retains a management fee. These revenues and expenses have been reflected in the accompanying consolidated statements of operations for the quarters ended June 30, 2002 and 2001.

The Company has also reflected the monies in the escrow account as of June 30, 2002 and June 30, 2001 as restricted cash in the accompanying consolidated balance sheets. Additionally, Tenet provides the Company with an estimate as to the incurred but not reported claims, which has been recorded as such in the accompanying consolidated balance sheets.

Related party Transaction

On June 30, 2002, the registrant purchased the intellectual property rights to the source code and proto-type software commonly know as ICE(tm) from InterCare.com-Dx, Inc., an affiliated Company, in exchange for long term debt reduction and prepayment for software document cost.

The source code and the prototype software will be utilized to develop a replacement software program for the MedMaster product, which will satisfy the needs of our current and future customers.

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

SELECTED  FINANCIAL  DATA

The Company had net working capital of $617,507 as at June 30, 2002 compared to $1,068,959 at December 31, 2001. This represents a decrease in working capital of 42%. This decrease in working capital is attributed to decrease in enrollment of membership into the Capnet IPA Network as well as decreases in monthly fees paid by the contracted health plans to the IPA.

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

RESULTS  OF  OPERATIONS

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF MERIDIAN HOLDINGS FOR THE THREE MONTHS ENDED AND SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THE THREE MONTHS ENDED AND SIX MONTHS ENDED JUNE 30, 2001.

REVENUE

Medical  services  revenues  decreased  by   27%  from  $576,555  for the  three
months ended June 30, 2001 to $421,847 for the three months ended June 30, 2002, and by 21% from $1,054,383 for the six months ended June 30,
2001 to $831,313 for the six months ended June 30, 2002. Revenue from fee for services increased by 100% from $0.00 for the three months ended June 30, 2001 to $ 7,749 for comparable period in June 2002. For the six months ended June 30, 2002, revenue from fee for service increased by 100% as against the comparable period June 2001. No revenue was generated from the sale of software during both periods.

We provided managed care services for approximately 30,000 and 25,000 member months (members per month multiplied by the months for which services were available) during the six months ended June 30, 2002 and 2001, respectively. This figure is comparative for both the three months and six months ended June 30, 2002 and 2001 respectively.

Revenue generated by our managed care entities under our contracts with HMOs as a percentage of medical services revenue was approximately 96% and 99%, respectively, during the six months ended June 30, 2002 and 2001. Revenue generated by the Los Angeles County Community Health Plan ("CHP") contracts was 99.9% and 95% of medical services revenue for the six months ended June 30, 2002 and 2001, respectively. Revenue generated by LACARE Health Plan ("LACARE") contract was less than 1% of medical services revenue for the six months ended June 30, 2002 and 2001, respectively. This figure is comparative to the three months ended June 30, 2002 and 2001 respectively.

Revenue from other services including software licensing and implementation services was 0% and 41% of our total revenues during the six months ended June 30,2002 and June 30, 2001 respectively, and 0% of our total revenues during the three months ended June 30, 2002 and June 30, 2001, respectively.

EXPENSES

Medical claims paid, which includes capitation payments to our contracted primary care IPA physicians and medical claims paid revenue after giving account to IBNR reserves, for the three month period ended June 30,2002 were $114,365 or 21% of medical services revenue after giving account to IBNR reserves, compared to $258,888 or 45% of medical services revenue for the three month period ended June 30, 2001. Medical services expenses, for the six month period ended June 30,2002 were $226,773 or 20% of medical services revenue, compared to $462,736 or 44% of medical services revenue for the six month period ended June 30, 2001. The decreases are due to decrease in volume of claims paid to contracted providers for services rendered. The decrease in volume of claims is also attributable to decrease in enrollment of members in the IPA network with concomitant decrease in utilization of services.

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

General and administrative expenses were $445,257 or 83% of total revenues and $272,995 or 47% of total revenues, for the three months ended June 30, 2002 and
2001,respectively and $855,6958   or   75%   of  total  revenues  compared  to
$936,918 or 78% of total revenues for the six months ended June 30, 2002 and 2001 respectively. The variance is due the explanation in the paragraph above.

The company had embarked on an aggressive cost containment measures such as closing of the Israeli operation and laying-off of some personnel in order to reduce its operating expense.

For the three months ended June 30, 2002 and 2001, payroll and employee benefits for administrative personnel was $121,554, or 23% of total revenues, compared to $141,605 or 25% of revenue, respectively. Payroll and employee benefits for administrative personnel was $275,766 for the six months ended June 30, 2002, or 24% of total revenues, compared to $299,575 or 25% of revenue for the six months ended June 30, 2001. The decrease in employee payroll expenses was due to reduction in the support staff as well as other cost containment measures implemented by the registrant to help enhance its balance sheet.

The Company waived future payments for administrative services by InterCare.com-Dx, Inc., an affiliated entity to offset amounts previously paid for MedMaster Software maintenance and enhancement to Corsys Group (Israel)
Limited, a wholly owned subsidiary of the registrant that was not delivered, in the amount of $325,000, due to the abandonment of Medmaster software by the registrant, following a Georgia (USA) Court decision in 2001 to award the said asset to Lockheed Martin Owego, New York, one of Sirius Computerised Technology (Israel), Limited creditors.

Management anticipates that general operating expenses will increase, as it pursues, vigorously, its acquisition of new business opportunities and the integration of the existing ones.

INCOME/LOSS FROM OPERATIONS

The registrant recorded a loss from operations for the three months ended June 30, 2002 of $44,492, or 8% of total revenues, and a loss of $34,145, or 5% of total revenues, for the three months ended June 30, 2001. During the six months ended June 30, 2002, the registrant recorded an income from operations of $7,858, or 0.7% of total revenues compared to a loss from operations of $277,104 or 23% of total revenues for the six months ended June 30, 2001. The increase in net loss from operations is due to the increase in operating expenses, and the income reported for the six months ended June 2002 is as a result of the decrease in operating expenses.

NET INCOME (LOSS)

The net income for the three months ended June 30, 2002 and 2001 was $57,992 and $609,433 respectively. The net income for six months ended June 30, 2002 and 2001 was $96,188 and $331,442 respectively. These decreases in net income were due to the extraordinary net gain that was recorded on June 30, 2001 following the abandonment of purchase of the intellectual property commonly known as MedMaster(tm).

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

PLAN  OF  OPERATIONS

On April 30, 2002, the Company initiated a restructuring of its business whereby some employees were laid-off. This restructuring was necessitated by the need for the Company to enhance the Company's balance sheet, as well as streamline its operations. Additional support staff was hired to fill the special needs of the Company in the area of claims processing and quality management.

On June 30, 2002, the registrant purchased the intellectual property rights to the source code and proto-type software commonly know as ICE(tm) from InterCare.com-Dx, Inc., an affiliated Company, in exchange for long term debt reduction and prepayment for software document cost.

The source code and the prototype software will be utilized to develop a replacement software program for the MedMaster product, which will satisfy the needs of our current and future customers.

The Company is now in the final stages of the development of ICE(tm) clinical documentation software, which is scheduled to be released during the third quarter of 2002. There can be no assurance that the Company expected date of release of the software will be within the above stated time frame. Management will continue to make such adjustments in the release date, until it is satisfied that the developed software application will perform as per our original software specifications. If we are not able to release the software application in a timely manner, our revenue growth will be impacted.

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

On July 18, 2001, the board of directors by way of written consent approved the rescession of the promissory note entered between the registrant and Anthony C. Dike, in the amount of $2.7 million being the purchase price of the intellectual property of Sirius, a result of the above cancellation.

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

On May 3, 2002 the registrant filed a counter-claim styled Ventures & Solutions, LLC., Plaintiff v. Meridian Holdings, Inc, in Virginia Circuit Court for the City of Alexandria, Case No. CL020075, as amended. The Company is seeking over $1,500,000 for both compensatory and punitive damages against the plaintiff and Mr. Dale Church the CEO of Ventures and Solutions, LLC, for misrepresentation and fraud, breach of contract and breach of fiduciary duties. This lawsuit is in the discovery phase.

Also, the registrant has filed a cross complaint against Silicon Valley Bank in the lawsuit Titled Silicon Valley Bank, a California Corporation v. Meridian Holdings, Inc., a Colorado Corportation, InterCare.com, Inc, a Nevada Corporation, Case number BC 259513. The lawsuit, as well as the cross-complaint were due to the earlier acquisition of the asset of Siruis Computerized Technology of Israel from the Israeli Bankruptcy Court by the registrant, for which Silicon Valley Bank claimed that said asset was pledged as collateral by Sirius et al for a loan in the amount of $450,000. The Registrant had earlier abandoned the proposed asset purchase, and has filed a lawsuit against Siruis et al as described earlier in this section, and believes that the lawsuit brought by Silicon Valley Bank is without merit, and frivolous, and we will vigorously defend our position in this matter. This case is still in the discovery phase.

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



MERIDIAN  HOLDINGS,  INC.

DATE:  August   10,  2002         By: /s/  Foday Sorsor Conteh
                                        -------------------
                                         Foday Sorsor Conteh
                                        Vice President Finance