Form 10QSB
period 2002-09-30
MERIDIAN HOLDINGS INC
filed 2002-11-14
CIK 1071758

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                              FORM  10-QSB

(  X )    QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For  the  Quarterly  Period  Ended       September  30,  2002

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

As  of   September  30,  2002,   Meridian   Holdings,   Inc.,   Registrant   had
93,706,485 shares  of  its  $0.001  par  value  common  stock  outstanding.

















                                       Page  1 of 12 sequentially numbered pages
                                                                       Form 10-Q
                                                              Third Quarter 2002
                            MERIDIAN  HOLDINGS,  INC.

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

                              MERIDIAN  HOLDINGS,  INC.
                       Condensed Consolidated Balance Sheets
                                   (Unaudited)


ASSETS
                                                      As  of  Sept.  30,
                                                      2002               2001
                                                   ==========        ==========
Current  assets
Cash  and  cash  equivalents                      $   2,071          $    19,944
    Restricted  Cash  (Note 1)                         623,286           269,022
Accounts  receivable,  net  of  allowance  for
doubtful accounts of ($179,812)                     1,099,909          1,382,161
Other current assets                                   53,140             37,920
                                                       ----------     ----------
                  Total current assets              1,778,406          1,708,777

Fixed assets, net of accumulated depreciation         380,122             51,445
Pre-paids                                               4,541              4,761
Investments                                          3,915,003         4,018,100
                                                     ---------         ----------
 Total assets                                       $6,078,072      $  5,783,083
                                                     ==========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                     $ 180,388       $    99,542
Accrued payroll and other                              144,000           213,103
Reserve for incurred but not reported claims           366,258           203,794
Accrued interest                                        45,716            23,668
Line of credit                                          65,063            33,473
Current portion of long-term debt                       96,375            96,375
                                                       -------            -------
    Total current liabilities                          897,800           669,955

Long Term liabilities
    Loan from majority stockholder/officer             266,380           253,767
    Long-term debt, net of current portion             297,625            51,636
                                                      ---------         ---------
    Total liabilities                                1,461,805           975,358
                                                      =========        ==========
Commitments and contingencies

Stockholders' equity
Preferred stock (20,000,000 shares authorized,
par value $0.001; no shares issued and outstanding)            -               -
Common stock (100,000,000 shares authorized, par value
$0.001; 93,706,485 shares issued and outstanding as
at September 30, 2002 and 93,206,485  as at
September 30, 2001                                      93,706            93,206
Additional paid-in capital                           4,947,424         4,947,424
Accumulated deficit                                   (424,863)         (232,905)
                                                     ----------       ----------
    Total stockholders' equity                       4,616,276         4,807,725
                                                      -----------     -----------
    Total liabilities and stockholders' equity     $ 6,078,072      $  5,783,083
                                                     ============    ============

See accompanying notes to Condensed consolidated financial statements

                        MERIDIAN  HOLDINGS,  INC.
             Condensed Consolidated Statements of Operations
                                (UNAUDITED)

                            Three Months Ended Sept 30,  Nine Months Ended Sept 30,
                             2002             2001            2002          2001
                            =====             ====              ====          ====
Revenues
 HMO Capitation Revenue    $ 492,033       $ 324,485     $ 1,323,347       $ 999,129
 Risk Pool Revenue (Note7)   264,612         862,362         565,384       1,241,501
 Other  Software Sales             -               -          -              149,600
 Fee For Service               9,131               -          25,327               -
     ---------               --------      ----------      -----------   --- ---------
                             765,776       1,186,847       1,914,058       2,390,230

General Operating expenses

 Cost of Provider Services   156,668         111,182         441,360         573,918
 Research and development          -             -                            80,833
 General and Administrative  574,644       1,082,037       1,424,444       2,018,955
                             --------       --------       ----------        -------
Income/loss from operations   34,464          (6,372)         48,254        (283,476)
                             --------       --------       ----------        -------

Other income and expense
 Equity interest in earnings
 (loss) of investment             99         (12,687)       111,312          (86,868)
 Other net                     8,209          (2,865)       (31,289)         (17,639)
                             --------       -------       ----------         --------
 Net Other                     8,308         (15,552)        80,023         (104,507)
                             --------       -------       ----------       --------
Net income/loss before
 Extraordinary items.         26,156         (21,924)       128,277         (387,983)
                             --------       -------       ---------         -------
Extraordinary items
 Loss on abandonment of
 Software (Note 2)                  -             -             -         (2,193,750)
 Gain on forgiveness of
 debt                               -             -             -          2,891,250
                          -----------        -----------   -----------     ---------
                                    -             -             -            697,500
                          -----------       -----------     -----------    ---------
Net income after
 Extraordinary items      $   26,156         (21,924)     $ 128,277       $  309,517
                          ===========       ===========     ===========    ==========
Net income/loss per share:
 Basic and diluted - Net
 Income(loss) before
 Extraordinary items      $  .0003            (0.0002)      $ .001        $  (0.004)

 Basic and diluted
 Extraordinary items      $     -    $        -      $         -              0.007
                           ----------      ----------      ----------       ---------
 Basic and diluted
 Net income (loss)after
 extraordinary items      $  .0003       $  (0.0002)    $     .001    $       0.003
                           ==========      ==========      ==========      ==========
Common Shares (Note 8)
 outstanding              93,706,485       93,206,485      93,706,485      93,206,485
                          ===========      ==========      ==========      ==========


See accompanying notes to Condensed consolidated financial statements

                       MERIDIAN  HOLDINGS,  INC.
            Condensed Consolidated Statements of Cash Flows
                              (UNAUDITED)

                                                     Nine Months Ended Sept 30,
                                                         2002            2001
                                                         =====          ======
Cash flows from operating activities
  Net income                                          $ 128,276        $  309,517
  Adjustments to reconcile net Loss to net
  cash used in operating activities:
  Loss on abandonment of software                           -           2,193,750
  Gain on forgiveness of debt                               -          (2,891,250)
  Depreciation and amortization                          26,182           129,579
  Equity interest in earnings of investments               -               86,868
  (Increase) decrease in:
         Restricted cash                               (292,054)         (793,395)
         Accounts receivable                            385,621          1,382,161
         Other current assets                          ( 39,799)          (37,920)
         Accounts payable                              ( 22,362)          (99,542)
         Accrued payroll and other                     (139,475)         (213,103)
         Incurred but not reported reserve              222,233          (269,022)
         Accrued interest                                45,716           (23,668)
                                                       ----------       ----------
Net  cash  used  in  operating  activities              314,388          (226,025)
                                                       ---------        ----------
Cash  flow  from  investing  activities
   Acquisition  of  fixed  assets                         (368,434)      (15,162)
   Invenstment  in  Intercare                             (111,312)            -
                                                        ----------      ---------
Net  cash  used  in  investing  activities                  (479,746)    (15,162)
                                                        -----------     ---------

Cash flow from financing activities
   Borrowings from majority stockholder/officer         266,380           253,767
   Borrowings on long-term debt                             -              51,636
   Repayment of debt                                   (124,905)          (25,288)
   Borrowings on line of credit                          18,785            (3,733)
                                                        --------          ---------
Net cash (used in) provided by financing activities     160,260           276,382
                                                        --------          ---------
   (Decrease) increase in cash and cash equivalents      (5,148)           35,195

Cash and cash equivalents, beginning of period            7,219           253,501
                                                        ----------     ----------
Cash and cash equivalents, end of period                 $2,071         $ 288,696
                                                        ==========     ==========

Supplemental Disclosure of non-cash investing and financing activities

During the nine months ended September 30, 2002, the Company recorded non-cash fixed assets of $350,000, This represented the purchased of ICE source-code from InterCare.com-Dx, Inc., an affiliated company.












See accompanying notes to Condensed consolidated financial statements

                            MERIDIAN  HOLDINGS,  INC.

                   Notes  to Condensed Consolidated  Financial  Statements
1.     General

Basis  of  Reporting

The interim accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended December 31, 2001 included in its Annual Report on Form 10-KSB. Operating results for the nine-month period ended Sept 30, 2002 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2002.

The interim accompanying unaudited condensed consolidated financial statements include the operations of the Company and its majority-owned subsidiary Corsys Group Limited.

Cash  And  Cash  Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. From time to time, the Company maintains cash balances with financial institutions in excess of federally insured limits.

Reclassification

Certain amounts in the unaudited financial statements for the three month period ended September 30, 2001 have been reclassified to conform with the September 30, 2002 financial statement presentation.

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

During the nine months ended September 30, 2002, the Company recorded non-cash fixed assets of $350,000, this represented the purchase price of ICE(tm) software source-code from InterCare.com-Dx, Inc., an affiliated company. The soruce-code as well as the prototype application so developed, will form the basis of further development of a replacement software program for the now abandoned Medmaster Software.

3.     Fixed  Assets

Fixed assets consist of the following:

                                            As of
                                           Sept 30, 2002   December 31,2001
Computer equipment                          $  87,574            $ 73,816
Leasehold improvements                          6,500               6,500
Office furniture, fixtures and equipment       61,915              72,928
Software                                       25,803              22,389
Medical equipment                               6,654               5,391
ICE software source code                      350,000                  -
                                             --------              -------
                                              538,446             170,012
Less accumulated depreciation                (158,324)           (132,141)
                                            ---------             --------
                                            $ 380,122            $ 48,883
                                            =========            ==========

4.     Line  of  Credit

The Company has a $50,000 line of credit with a financial institution. Related advances bear interest at 11%, and interest is payable monthly. The line of credit expires March 21, 2003.

5.     Long-term  Debt

The Company has various loans with financial institutions and majority shareholder, with interest rates ranging from 4% to 15% and maturity dates ranging from 2015 to 2024.

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

These   revenues   and   expenses  have   been  reflected  in  the  accompanying
consolidated   statements   of   operations  for  the  for  the  quarters  ended
September  30,  2002  and  2001.

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

SELECTED  FINANCIAL  DATA

The Company had net working capital of $880,605 as at Sept 30, 2002 compared to $1,038,822 at September 30, 2001. This represents a decrease in working capital of 15%. This decrease in working capital is the result of increase in operating expense during the reporting period.

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

LIQUIDITY  AND  CAPITAL  RESOURCES  OF  THE  COMPANY.

We believe that we will be able to fund our capital commitments, operating cash requirements and satisfy our obligations as they become due from a combination of cash on hand, restricted cash as they become available, and expected operating cash flow improvements through HMO premium increases as well as royalities from software licensing.

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

RESULTS  OF  OPERATIONS

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF MERIDIAN HOLDINGS FOR THE THREE MONTHS ENDED AND NINE MONTHS ENDED SEPT 30, 2001 AS COMPARED TO THE THREE MONTHS ENDED AND NINE MONTHS ENDED SEPT 30, 2000.

REVENUE

Effective May 31, 2001, the Company received an adjustment increase in the per member per month reimbursement from the Los Angeles County Community Health Plan. As a result of this Amendment, the Company recorded an additional adjusted capitation payment in the amount of $71,865 (the "2001 Contractual Adjustment").

Medical services (Capitation) revenues increased by 51.5% from $324,485 for the three months ended September 30, 2001 to $492,033 for the three months ended September 30, 2002, and by 32.5% from $999,129 for the nine months ended September 30, 2001 to $1,323,347 for the nine months ended Sept 30, 2002. The increase in revenue is as a result of increased membership enrolment in the Capnet IPA physician network. There was $0 revenue generated from software sales or services during the three and nine months ended September 30, 2002, respectively, compared to revenue of $149,600 during comparable period in 2001.

Risk  pool  revenue  for  the  three  months   ended  September  30,  2002  was
$264,612 a decrease  of  69% compared to  $862,362 for the same period in 2001.

For the nine months ended September 30, 2002, risk pool revenue was $565,384, a decrease of 46% compared to $1,241,501 for the nine month ended September 30, 2001. The decrease in risk pool revenue was due to a change in recording procedures for risk pool revenue.

We provided managed care services for approximately 75,000 and 55,000 member months (members per month multiplied by the months for which services were available) during the nine months ended September 30, 2002 and 2001, respectively.

Revenue generated by our managed care entities under our contracts with HMOs as a percentage of medical services revenue was approximately 100% during the nine months ended Sept 30, 2002 and 2001 respectively. Revenue generated by the Los Angeles County Community Health Plan ("CHP") contracts was 99% of medical services revenue for the nine months ended Sept 30, 2002 and 2001, respectively. Revenue generated by LACARE Health Plan ("LACARE") contract was approximately 1% of medical services revenue for the three and nine months ended Sept 30, 2002 and 2001, respectively.

EXPENSES

Of the $574,644 General Operating expense for the three months ended September 30, 2002, $156,668 was paid for the cost of provider services, which consist of capitation payments to our contracted primary care providers or 20.5% of medical services revenue after giving account to IBNR reserves, compared to $111,182 or 34% of medical services revenue for the three month period ended Sept 30, 2001.

General and administrative expenses were $574,644 or 75 % of total revenues and $1,082,037 or 91% of total revenues, for the three months ended September 30, 2002 and September 30, 2001 respectively and $1,424,444 or 74.4% of total revenues compared to $2,018,955 or 84.5% of total revenues for the nine months ended September 30, 2002 and 2001 respectively. Medical claims expenses, for the nine month period ended September 30,2002 were $488,582 or 25.5% of medical services revenue, compared to $573,918 or 24% of medical services revenue for the nine month period ended September 30, 2001.

Medical claims represent the costs of medical services provided by other healthcare providers other than our contracted primary care providers, but which are to be paid by us for individuals covered by our capitated risk contracts with HMOs. Our claim loss ratio varies from quarter to quarter due to fluctuations in utilization, the timing of claims paid by the HMOs on our behalf, as well as increases in medical costs without counter balancing increases in capitation revenues.

For the three months ended September 30, 2002, payroll and employee benefits for administrative personnel was $111,913 or 15% of total revenues, compared to $148,540 or 15% of revenue for comparable period in 2001, respectively. Payroll and employee benefits for administrative personnel was $349,995 for the nine months ended Sept 30, 2001, or 18% of total revenues, compared to $408,115 or 29% of revenue for comparable period in 2000. The decrease in employee payroll expenses was due to recent cost cutting measures, including laying-off of some employees.

INCOME/LOSS  FROM  OPERATIONS

The registrant recorded a profit from operations for the three months ended September 30, 2002 of $34,464, or 4.5% of total revenues, and a loss of $6,372, or 2% of total revenues, for the three months ended Sept 30, 2001. During the nine months ended September 30, 2002, the registrant recorded a profit from operations of $48,254, or 2.5% of total revenues compared to a loss from operations of $283,476 or 28% of total revenues for the nine months ended September 30, 2001. The increase in net profit from operations are due to the decrease in operating expenses, decrease in cost of medical claims paid and outside consultants fees.

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

PLAN  OF  OPERATIONS

On September 16, 2002, the Company announced the release of version 3.0 of its' flagship software application known as ICE(tm), a scalable healthcare software solution that integrates every aspect of the healthcare enterprise, designed for information tracking, error reduction, patient safety.

ICE 's extensive, scalable system flexibility allows its adaptation to clinical workflow, operating independently in centralized and decentralized facilities. The program features intuitive order entry, "tapering" orders, a clinical knowledge base, digital video enhanced patient education module, real-time electro-physiological data capture and display, voice command, voice recognition, digital dictation module and numerous other capabilities to complement and document the diagnostic and treatment processes, including unlimited free-text notes.

ICE provides practical business solutions unique to current health care environments, where error reduction, medical necessity checking, HIPAA compliance and revenue loss reduction are essential. The software meets HL-7 standards, operating as a stand-alone system or integrated with other Legacy or third-party healthcare applications.

Microsoft OCX, GRID, SQL Server and PUSH technologies are provided on ICE , and the system provides real-time information to physicians and other healthcare providers on a need-to-know basis. Maximized information displays increase workflow efficiency by minimizing mouse clicks and screen changes.

ICE is available for both inpatient and outpatient clinical documentations, thus enabling healthcare providers to create a life-time longitudinal multimedia patient clinical record.

InterCare.com-Dx Inc. an affiliate of the Company has now embarked on aggressive marketing and sales efforts in other to introduce the application into the highly competitive healthcare market. As of this writing, no sales prospects have been closed, however, this event represents a significant milestone in the Company's overall business plan. The Company anticipates a significant revenue increase in future from software licensing royalties.

RECENT  EVENTS

On October 21, 2002, the registrants CGI Communications Services, Inc., subsidiary announced that it has teamed up with Superwire, Inc., an integrated broadband Managed Service Provider (MSP) delivering local and long distance voice, high-speed Internet, network monitoring and support for small to medium enterprises (SMEs), to give a series of joint presentations in Los Angeles beginning on October 23, 2002 to provide Superwire and CGI products to the healthcare market.

CGI also announced that it is releasing the new ASP version of ICE software, a Scalable healthcare software solution that integrates every aspect of the healthcare enterprise, designed for information tracking, error reduction, patient safety. The project calls for delivery of a turnkey solution which includes broad-band connectivity, Voice Over IP telephony, brand new, state of the art computers and software to create a wireless network in the
                                                         ----------------
healthcare providers office or clinic, at a minimal monthly cost. The Company believes that the potential for this market is big, as a result of recent healthcare initiatives geared towards improving patient care, safety and confidentiality.

PART  II     -  OTHER  INFORMATION

LEGAL  PROCEEDINGS

On October 21, 2002, the Company announced that effective October 17 2002, it has reached a settlement agreement of the entire action with Silicon Valley Bank Corporation, including the registrant's cross complaint, entitled Silicon Valley Bank Corporation .v. Meridian Holdings, Inc., a Colorado Corporation, InterCare.com, Inc., a Nevada Corporation, Los Angeles California, Superior Court Case number BC 259513.

The salient terms of the settlement include mutual general releases with prejudice by all parties.

The lawsuit, as well as the cross-complaint, resulted from the earlier acquisition of the asset of Sirius Computerized Technology of Israel, for which Silicon Valley Bank claimed that said asset was pledged as collateral by Sirius et al for a loan in the amount of $450,000. The company had earlier abandoned the proposed asset purchase, and filed a lawsuit against Sirius et al as described in the company's Quarterly report on form 10-QSB for the quarter ended June 30, 2002 filed with the SEC and accessible at www.sec.gov.

On May 3, 2002 the registrant filed a counter-claim styled Ventures & Solutions, LLC., Plaintiff v. Meridian Holdings, Inc, in Virginia Circuit Court for the City of Alexandria, Case No. CL020075, as amended. The Company is seeking over $1,500,000 for both compensatory and punitive damages against the plaintiff and Mr. Dale Church the CEO of Ventures and Solutions, LLC, for misrepresentation and fraud, breach of contract and breach of fiduciary duties. This counter-claim was as a result of a lawsuit filed by the P laintiff, which was earlier dismissed as a non-suit by the State of Virginia Circuit Court for the City of Alexandria, for which the plantiff had filed an amended lawsuit in November 2001. This lawsuit is in the discovery phase.

Equitable Relief in Superior Court of the State of California, for the County of Los Angeles (Case No. BC 2566860), titled "Meridian Holdings, vs Sirius Technologies of America, a Delaware Corporation; Sirius Computerized

On August 27, 2001, the Company filed a Civil Complaints for Damages and Technologies Ltd; an Israeli Corporation, Amir Dolev; an individual; Glen Crowe, an individual;

Danny Basel, an individual; Shaul Bergerson, an individual and DOES through 500, inclusive. This lawsuit is in connection to the recent cancellation by the registrant, the purchase of the intellectual property commonly known as Medmaster Software including the Source-Code and Subsystems. The registrant is claiming amongst order things: rescission based on fraud; damages for fraud; money had and received; rescission based on failure of consideration; damages for breach of written contract; negligent misrepresentation; conversion; declaratory relief; preliminary and permanent injunction and damages; intentional interference with contract and other economic relationship; negligent interference with economic relationship; breach of fiduciary duty etc. As of this filing, no trial date has been set.

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

ADDITIONAL  INFORMATION

Exhibits 99.1      Certification  pursuant to 18 U.S.C.  section 1350 as adopted
                   Pursuant  to  Section 906  of the  SARBANES-OXLEY ACT OF 2002
                   Filed as a correspondence.

                                   SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN  HOLDINGS,  INC.

DATE: November 13,  2002           By: /s/  Foday Sorsor Conteh
                                        -------------------
                                           Foday Sorsor Conteh
                                           Vice-President Finance