Form 10QSB/A
period 2002-09-30
MERIDIAN HOLDINGS INC
filed 2002-11-18
CIK 1071758

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

                              MERIDIAN  HOLDINGS,  INC.
                       Condensed Consolidated Balance Sheets
                                   (Unaudited)


ASSETS
                                                      As  of  Sept.  30,
                                                      2002               2001
                                                   ==========        ==========
Current  assets
Cash  and  cash  equivalents                      $      2,071       $    19,944
    Restricted  Cash  (Note 1)                         623,286           269,022
Accounts  receivable,  net  of  allowance  for
doubtful accounts of ($179,812)                      1,099,909         1,382,161
Other current assets                                    53,140            37,920


                                                     ---------        ----------
Total current assets                                 1,778,406         1,708,777

Fixed assets, net of accumulated depreciation         380,122             51,445
Pre-paids                                               4,541              4,761
Investments                                          3,915,003         4,018,100
                                                     ---------         ----------
 Total assets                                       $6,078,072      $  5,783,083
                                                     ==========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                     $ 180,388       $    99,542
Accrued payroll and other                              144,000           213,103
Reserve for incurred but not reported claims           366,258           203,794
Accrued interest                                        45,716            23,668
Line of credit                                          65,063            33,473
Current portion of long-term debt                       96,375            96,375
                                                       -------            -------
    Total current liabilities                          897,800           669,955

Long Term liabilities
    Loan from majority stockholder/officer             266,380           253,767
    Long-term debt, net of current portion             297,625            51,636
                                                      ---------         ---------
    Total liabilities                                1,461,805           975,358
                                                      =========        ==========
Commitments and contingencies

Stockholders' equity
Preferred stock (20,000,000 shares authorized,
par value $0.001; no shares issued and outstanding)            -               -
Common stock (100,000,000 shares authorized, par value
$0.001; 93,706,485 shares issued and outstanding as
at September 30, 2002 and 93,206,485  as at
September 30, 2001                                      93,706            93,206
Additional paid-in capital                           4,947,424         4,947,424
Accumulated deficit                                   (424,863)         (232,905)
                                                     ----------       ----------
    Total stockholders' equity                       4,616,276         4,807,725
                                                      -----------     -----------
    Total liabilities and stockholders' equity     $ 6,078,072      $  5,783,083
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





See accompanying notes to Condensed consolidated financial statements

                            MERIDIAN  HOLDINGS,  INC.

                   Notes  to Condensed Consolidated  Financial  Statements
1.     General

Basis  of  Reporting

The interim accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended December 31, 2001 included in its Annual Report on Form 10-KSB. Operating results for the nine-month period ended Septmber 30, 2002 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2002.

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

Given the above events, the Company has recorded a loss on abandonment of software during the nine months ended September 30, 2001 in the amount of $2,193,750, which is classified as an extraordinary item in the accompanying condensed consolidated statement of operations.

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

SELECTED  FINANCIAL  DATA

The Company had net working capital of $880,605 as at September 30, 2002 compared to $1,038,822 at September 30, 2001. This represents a decrease in working capital of 15%. This decrease in working capital is the result of increase in operating expense during the reporting period.

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

RESULTS  OF  OPERATIONS

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF MERIDIAN HOLDINGS FOR THE THREE MONTHS ENDED AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THE THREE MONTHS ENDED AND NINE MONTHS ENDED SEPTEMBER 30, 2001.

REVENUE

Medical services (Capitation) revenues increased by 51.5% from $324,485 for the three months ended September 30, 2001 to $492,033 for the three months ended September 30, 2002, and by 32.5% from $999,129 for the nine months ended September 30, 2001 to $1,323,347 for the nine months ended September 30, 2002. The increase in revenue is as a result of increased membership enrolment in the Capnet IPA physician network. There was $0 revenue generated from software sales or services during the three and nine months ended September 30, 2002, respectively, compared to revenue of $149,600 during comparable period in 2001. Risk pool revenue for the three months ended September 30, 2002 was $264,612 a decrease of 69% compared to $862,362 for the same period in 2001.

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

Revenue generated by our managed care entities under our contracts with HMOs as a percentage of medical services revenue was approximately 100% during the nine months ended September 30, 2002 and 2001 respectively. Revenue generated by the Los Angeles County Community Health Plan ("CHP") contracts was 99% of medical services revenue for the nine months ended September 30, 2002 and 2001, respectively. Revenue generated by LACARE Health Plan ("LACARE") contract was approximately 1% of medical services revenue for the three and nine months ended September 30, 2002 and 2001, respectively.

EXPENSES

Of the $574,644 General Operating expense for the three months ended September 30, 2002, $156,668 was paid for the cost of provider services, which consist of capitation payments to our contracted primary care providers or 20.5% of medical services revenue after giving account to IBNR reserves, compared to $111,182 or 34% of medical services revenue for the three month period ended September 30, 2001.

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

For the three months ended September 30, 2002, payroll and employee benefits for administrative personnel was $111,913 or 15% of total revenues, compared to $148,540 or 15% of revenue for comparable period in 2001, respectively. Payroll and employee benefits for administrative personnel was $349,995 for the nine months ended September 30, 2001, or 18% of total revenues, compared to $408,115 or 29% of revenue for comparable period in 2001. The decrease in employee payroll expenses was due to recent cost cutting measures, including laying-off of some employees.

INCOME/LOSS  FROM  OPERATIONS

The registrant recorded a profit from operations for the three months ended September 30, 2002 of $34,464, or 4.5% of total revenues, and a loss of $6,372, or 2% of total revenues, for the three months ended September 30, 2001. During the nine months ended September 30, 2002, the registrant recorded a profit from operations of $48,254, or 2.5% of total revenues compared to a loss from operations of $283,476 or 28% of total revenues for the nine months ended September 30, 2001. The increase in net profit from operations are due to the decrease in operating expenses, decrease in cost of medical claims paid and outside consultants fees.

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

ADDITIONAL  INFORMATION

Exhibits 99.1      Certification  pursuant to 18 U.S.C.  section 1350 as adopted
                   Pursuant  to  Section 906  of the  SARBANES-OXLEY ACT OF 2002
                   Filed a correspondence.

                                   SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN  HOLDINGS,  INC.

DATE: November 17,  2002           By: /s/  Foday Sorsor Conteh
                                        -------------------
                                           Foday Sorsor Conteh
                                           Vice-President Finance