Form 10KSB
period 2002-12-31
MERIDIAN HOLDINGS INC
filed 2003-03-31
CIK 1071758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D.  C.  20549

                                  FORM  10-KSB

(  X  )   ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR 15 (d) OF THE SECURITIES
                                    EXCHANGE  ACT  OF  1934

          For  the  Fiscal Year Period Ended       December  31,  2002

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

The  Registrant's  revenues for the year ended December 31, 2002 were $2,618,984

As of December 31, 2002, the Registrant had 93,706,485 shares of its $0.001 par value common stock outstanding. Based upon the closing price at such date, aggregate market value was $1,874,130






                                        Page 1 of 28 sequentially numbered pages
                                                                     Form 10-KSB
                       Annual Report For The Fiscal Year Ended December 31, 2002

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

Item 4. Submission of Matters to a Vote of Security Holders Our . . . ... . . 17

                                  PART II

Item 5. Market for Common Equity and Related Stockholder matters . . . . . .. 18

Item 6. Management's Discussion and Analysis . . . . . . . . . . . . . . . . .19

Item 7. Financial Statements  . . . . . . . . . .  . . . . . . . . . . . . . .23

Item 8. Changes In an Disagreements With Accountants on Accounting and .. . ..23
Financial Disclosure

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons . . . . .23

Item 10. Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . .27

Item 11. Security Ownership of Certain Beneficial Owners and Management . . . 28

Item 12. Certain Relationships and Related Transaction . . . . . . . . . . .. 28

Item 13. Exhibits and Reports on Form 8-k  . . . . . . . . . . . . . . . . . .28

PART  I

ITEM 1. DESCRIPTION OF BUSINESS


                                    BUSINESS


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

Meridian Holdings, Inc. (the "Company") was incorporated under the laws of the State of Colorado on October 13, 1998. The Company is located in the City of Los Angeles, California, U.S.A. and provides management services to its' Affiliated group of Companies.

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

We  plan  to  hire  additional  senior  management  personnel   to  lend  expert
guidance in further development of our business plan. Also, we will actively seek opportunities for strategic transactions intended to raise capital to develop our emerging business strategy, potentially including issuance of additional equity or debt instruments. In addition, we will continue to evaluate and may enter into strategic transactions, including mergers and acquisitions.

              BUSINESS UNITS AND AFFILIATED PARTNERS

The  Company  has  under  management  the  following  business  units:

1.     Capnet IPA

2.     InterCare.com-dx,  Inc.

3.     CGI  Communications  Services,  Inc.

                          CAPNET IPA

Capnet IPA ("Independent Physician Association"), with over 300 physicians, 15 community hospitals, 4 teaching Hospitals and other ancillary service companies contracted within its network, is the core component of Meridian Holdings, Inc. healthcare management division business. The linkage of these entities is imminent as the convergence of technology brings to bear the burden of information overload, currently one of the most critical problems in the healthcare industry. The Company believes that by using currently available Software technology, most of the healthcare industry information processing could be handled more efficiently. To be competitive, the Company must license leading technologies, enhance its existing services and content, develop new technologies that address the increasingly sophisticated and varied needs of healthcare professionals and healthcare consumers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis.

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

When practical, local area networks in practices and administrative offices will be connected to CAPNET's wide area network to eliminate duplication and allow efficient interchange of information at a minimal cost.

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

The Company also provides medical services management to its' Capnet IPA health care provider network within the greater Los Angles County area.
We  provide  the  following  services:

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

Legislation currently being considered at the federal level could affect our business. For example, the Health Insurance Portability and Accountability Act of 1996 mandates the use of standard transactions, standard identifiers, security, and other provisions by April 14 2003. We are designing our platform and applications to comply with these proposed regulations; however, until these regulations become final, they could change, which could cause us to use additional resources and lead to delays as we revise our platform and applications. In addition, our success depends on other health care participants complying with these regulations.

                       InterCare.com-Dx, Inc.

InterCare.com-dx, Inc. formerly known as Inter-Care Diagnostics, Inc., is organized in the State of California. The company is an innovative software products and services company specializing in providing healthcare management and information system solutions. The Company recently completed the development of ICE(tm) software, which comprises of three primary layers:

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

The strength of ICE(tm) application is derived from differentiated core technologies consisting of: Mainstream SQL Database with full open architecture ;human anatomy and graphical user interfaces that simplify documentation and information access; data mining and data query tools; end-user tool sets;
and interface capabilities to facilitate peaceful coexistence with other systems. Over 10 years of research and development have been spent in the development of ICE(tm) software.

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

The U.S. healthcare market is undergoing a transition from fee-for-service to managed care. This transition involves increased exposure to financial risks for healthcare providers, requiring improved control over outcomes and cost generation throughout the entire continuum-of-care. The U.S. Government, through new HCFA and HIPAA regulations accepted since 1996, will tighten its on-going inspection of medical records documentation quality. US physicians who fail to maintain necessary levels of clinical documentation are expected to suffer substantial fines. In a recently held survey, 65% of 1,200 hospital CIOs (Chief Information officers) interviewed had indicated that clinician oriented Computerized Patient Record (CPR) or Central Data Repository (CDR) solutions are their primary purchase priority (Hewlett Packard at the HIMSS trade show, 1997), averaging $4M-$6M per contract

Only a handful of the leading U.S. healthcare legacy systems vendors are in practice coping with the magnitude of the enterprise-wide, distributed CPR/CDR challenge.

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

Real-time Electrophysiological and Clinical Data Acquisition

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

OUR COMPETITION

In the past few years, resulting from the rapid growth of the Internet, a variety of young companies emerged and quickly became dominant players in the Healthcare IT terrain. WebMD is the most dominant new player in the e-health's administrative and financial arena. WebMD incorporates a crop of young e-health corporations acquired through M&As. Another important player, MedicaLogic which until 1998 was a traditional ambulatory EMR player, made a bold strategic move to the Internet in 1998 was recently acquired by GE medical Systems Corporation.

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

    - OUR  STRATEGIC PARTNER STRENGTH.
      Partnerships with CGI Communications Services, Inc., and Meridian Holdings, Inc., (affiliated companies), Acer America, Ingram-Micro Inc., Tech Data Corporation, Microsoft Corporation and, ViewSonic Corporation, will give us the ability to deliver our software products faster and at a lower cost than the competition

    - INTEGRATION.
      We can seamlessly integrate all of the different technological solutions and custom applications development. We use different strategic partners to tailor the optimum solution for our customer.

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

By combining enabling technology with industry leading companies supplying telecommunications, medical products and services, CGI is poised to make InterCare.com-dx, Inc.'s ICE(tm) Suite of clinical applications, the global leader in providing comprehensive telemedicine and telecare solutions. CGI will now begin a Pilot-testing of this technology among over 300 healthcare providers affiliated with CAPNET IPA, an integrated healthcare delivery system, located in Los Angeles, California, managed by Meridian Holdings, Inc., the ASP version of ICE(tm) when released.

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

INTERNATIONAL  EXPANSION

The Company intends to expand its presence in foreign markets. To date, the Company has only limited experience in sourcing, marketing and distributing products on an international basis and in developing localized versions of its Web site and other systems. The Company expects to incur significant costs in establishing international facilities and operations, in promoting its brand internationally, in developing localized versions of its' web site and other systems and in sourcing, marketing and distributing products in foreign markets. There can be no assurance that the Company's international efforts will be successful. If the revenues resulting from international activities are inadequate to offset the expense of establishing and maintaining foreign operations, such inadequacy could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. In addition, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export and import restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, political instability, fluctuations in currency exchange rates, seasonal reductions in business activity in other parts of the world and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations.

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

EMPLOYEES

As of December 31, 2002, the Company had approximately 17 full-time employees. Of the total,13 were employed at the Company's executive offices. No employee of the Company is covered by a collective bargaining agreement or is represented by a labor union. The Company considers its employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's corporate offices are located at 900 Wilshire Boulevard, Suite 500, Los Angeles, California 90017. The Company is required to pay $5,791.00 per month rental. The Company was required to make a lease deposit of $5,186.00. The lease expires on February 28, 2004. The telephone number is (213) 627-8878. The Company has additional office space located at 1601 Centinela Avenue, Inglewood, California 90302. The Company is required to pay $1,560.00 per month rental. The Company was not required to make a lease deposit. This lease is on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

On August 27, 2001, the Company filed a Civil Complaint for Damages and Equitable Relief in Superior Court of the State of California, for the County of Los Angeles (Case No. BC 2566860), styled Meridian Holdings, vs Sirius
Technologies   of   America,   a  Delaware  Corporation;  Sirius   Computerized
Technologies  Ltd,   an  Israeli   Corporation; DOES 1 through 500,  inclusive.
This lawsuit  was  in connection to the  cancellation by the registrant  of  the
purchase of the intellectual property commonly  known  as "Medmaster   Software"
including the Source-Code and Subsystems of Sirius Computerized Technologies Ltd. Through the Israeli bankruptcy court.

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

Effective October 17 2002, Meridian Holdings, Inc., InterCare.com, Inc., and Silicon Valley Bank reached a settlement agreement of the entire action, including the registrant's cross complaint, entitled Silicon Valley Bank Corporation .v. Meridian Holdings, Inc., a Colorado Corporation,InterCare.com, Inc., a Nevada Corporation, Los Angeles California, Superior Court Case number
BC 259513. The salient terms of the settlement include mutual general releases with prejudice by all parties.

The lawsuit, as well as the cross-complaint, resulted from the earlier acquisition of the asset of Sirius Computerized Technology of Israel, for which Silicon Valley Bank claimed that said asset was pledged as collateral by Sirius et al for a loan in the amount of $450,000. The company had earlier abandoned the proposed asset purchase, and filed a lawsuit against Sirius et al, as described above.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 8, 2002 the shareholders voted to re-appoint Mr. Andrew Smith CPA, as the Company's independent accountant for the fiscal year ended December 31, 2002. Also, the shareholders approved the Registrants' 2002 stock option plan as well as the election of the following directors for another one year term:

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

<BTB>
                                    High                  Low
Calendar 2002
Quarter ended March 31              0.08                  0.02
Quarter ended June  30              0.07                  0.02
Quarter ended September 30          0.04                  0.02
Year ended December 31, 2002        0.02                  0.02


<BTB>
                                    High                  Low
Calendar 2001
Quarter ended March 31              0.09                  0.06
Quarter ended June  30              0.08                  0.06
Quarter ended September 30          0.05                  0.03
Year ended December 31, 2001        0.04                  0.04


At December 31, 2002, the company had approximately 1000 shareholders of record for its common stock. Our preferred shares have never been offered to the public, therefore have never been publicly traded.

SELECTED  FINANCIAL  DATA

The Company had net working capital of $507,664 as at December 31 2002 compared to $1,068,959 at December 31, 2001. This represents an decrease in working capital of 52%. This decrease in working capital is attributed to the adjustment discussed in "Note 7" as well as a decrease in enrollment or disenrollment of membership into the Capnet IPA Network, refund to InterCare an affiliated company, the sum of $325,000 of fees paid for Medmaster software enhancement and maintenance, that was not delivered due to the abandonment of the purchase of the software from Sirius et al by the registrant.

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

LIQUIDITY  AND  CAPITAL  RESOURCES  OF  THE  COMPANY.

We believe that we will be able to fund our capital commitments, operating cash requirements and satisfy our obligations as they become due from a combination of cash on hand, expected operating cash flow improvements through HMO capitation payments.

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

RESULTS  OF  OPERATIONS

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF MERIDIAN HOLDINGS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2002 AS COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2001.

REVENUE

Medical  services  revenues decreased by  7%  from  $2,808,026  for  the  twelve months ended December 31, 2001 to $2,618,894 for the twelve months ended December 31, 2002. The decrease in medical services revenue is attributed to decrease in membership enrollments, into the Capnet IPA Physician Network. There was $0 revenue generated from software licensing fees for the twelve months ended December 31, 2002, compared to revenue of zero revenue generated from software sales or services during comparable period in 2002. This decrease in software licensing fee is due to the discontinuation of sale of the MedMaster software by the registrant. (See Item 3 Legal proceedings section on page 16)

Revenue generated from our managed care contracts with HMOs as a percentage of medical services revenue was approximately 99% and 96%, respectively, during the twelve months ended December 31, 2002 and 2001. Revenue generated by the

Los Angeles County Community Health Plan ("CHP") contracts was 98% and 95% of medical services revenue for the twelve months ended December 31, 2002 and 2001, respectively. Revenue generated by LACARE Health Plan ("LACARE") contract was less than 2% of medical services revenue for the comparable period.

Cost of Revenues

The cost of revenue for  twelve  months  ended  December 31, 2002 is $1,358,566, compared to $888,208 for twelve months ended December 31, 2001. This represents a 52% increase in cost of revenue. The increase in cost of revenue is attributed to the increase in the per member per month fee paid by the company to the contracted primary care providers, with no apparent increase in per member per month capitation fee received from the HMO.Of the $1,358,566 cost of revenue expenses for the period ended December 31, 2002, $659,968 was for capitation fees paid to our contracted primary care providers, $664,131 was for medical clams paid to specialist physicians, hospitals, and other ancillary services providers.

Direct medical costs includes all costs associated with providing services for CAPNET IPA contracted members, including direct medical payment to physician providers, hospitals and ancillary services on capitated and fee for service basis. For the year ended December 31, 2002, these cost represents 51% of total revenue compared to 96% for the year ended December 31, 2001. This is referred to as Medical Loss Ratio (MLR). The decrease in Medical Loss Ratio is due to decrease in volume of claims paid to contracted providers and hospitals for services rendered. The decrease in volume of claims is also attributable to decrease in enrollment of members in the IPA network with concomitant decrease in utilization of services. Medical claims represent the costs of medical services provided by other healthcare providers other than our contracted primary care providers, but which are to be paid by us for individuals covered by our capitated risk contracts with HMOs. Our Medical Loss Ratio varies from quarter to quarter due to fluctuations in utilization, the timing of claims paid by the HMOs on our behalf, as well as increases in medical costs without counterbalancing increases in capitation revenues.

EXPENSES

General and administrative expenses were $1,370,449 or 49 % of total revenues for the twelve months ended December 31, 2002, compared to $1,961,653 or 66% of total revenues for twelve months ended December 31, 2001. The decrease in general and administrative expense is due laying off of some employees, as well the implementation of additional cost reduction measures during the twelve months ended December 31, 2002.

Of the $1,370,449 administrative expense for the period ended December 31, 2002, $511,454 was for employee salaries and wages, $325,000 was for refund of fees paid to the registrant for Medmaster software enhancement and maintenance that was not delivered, due to the abandonment of the purchase of the Asset of Sirius et al as disclosed under legal proceedings section of this 10ksb, $99,640 was for insurance including stop-loss, D&O liability, general and liability, Medical Mal-practice, Workermans' Compensation, employees health and dental insurance, $82,383 was for rent, $56,741 was for taxes and the rest was for outside consultant fees and other corporate purposes.

Payroll and employee benefits for administrative personnel was $511,454 for the twelve months ended December 31, 2002, or 20% of total revenues, compared to $600,773 for the twelve months ended December 31, 2001. or 20% of total revenue. This reflects the adjustment of our staffing requirements in order to synchronize with our revenue stream.

INCOME/LOSS FROM OPERATIONS

The registrant recorded a loss from operations for the twelve months ended December 31, 2002 of $43,803, compared to a net loss of $11,254 during comparable period in 2001. The increase in net loss from operations is due to the decrease in revenue following the disenrollment of members from the Capnet IPA physician network, as well as lack of revenue from software licensing. Management believes that this will not be the trend for the 2003 fiscal year, as it negotiates more HMO contracts, and receives royalties from the ICE software licensing.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

This  Form   10-KSB  contains  certain  forward-looking  statements  within  the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, the words
"believe," "anticipate," "think," "intend," "plan," "will be," and similar expressions, identify such forward-looking statements. Such statements regarding future events and/or the future financial performance of our Company are subject to certain risks and uncertainties, which could cause actual events or our actual future results to differ materially from any forward-looking statement. Certain factors that might cause such a difference are set forth in our Form
10-K for the period ended December 31, 2002, including the following: our success or failure in implementing our current business and operational strategies; the availability, terms and access to capital and customary trade credit; general economic and business conditions; competition; changes in our business strategy; availability, location and terms of new business development; availability and terms of necessary or desirable financing or refinancing; labor relations; the outcome of pending or yet-to-be instituted legal proceedings; and labor and employee benefit costs.

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

The Company through its' CAPNET IPA physician Network renewed its' Medical Services contract for another two years term with the Los Angeles County
Community Health Plan and LACARE Health Plan. The Company is currently negotiating with yet another health plan within Southern California for a Medical Services Contract. These contracts will represent over $10 million in annualized revenue over the next two years.

On September 17, 2002, the Company announced the release of version 3.0 of InterCare Clinical Explorer(tm) (ICE(tm)), an innovative, Scalable healthcare software solution that integrates every aspect of the healthcare enterprise, designed for information tracking, error reduction, patient safety. The software is available to healthcare providers and institutions from InterCare.com-dx, Inc., (OTC BB :ICCO) which will engage in product sales and support under an exclusive value-added reseller agreement.

RECENT  EVENTS

On March 8 2003, the following individuals were elected to serve as directors of the company until the next annual meeting or until their successors are elected and qualified :
1.   James Kyle II
2.   James Truher
3.   Scott Wellman
4.   Marcellina Offoha

Also, Anthony C. Dike, MD, elected as Chairman of the Board of Directors of the Company, will serve a three-year term.

Additionally, shareholders ratified the reappointment of Andrew Smith, CPA, as the independent auditor for the fiscal year ending December 31, 2002 and reapproved the Company's 2001 Joint Incentive and Non-Qualified Stock Option Plan for fiscal year 2003. Shareholders of the Company also granted the board of directors the discretion to, at any time prior to the next annual meeting, effect a reverse split of the Company's common shares at an exchange ratio of 1 for 3, 1 for 5 or 1 for 10. Based upon such vote, the board retained discretion to elect to implement a reverse split according to the aforementioned ratios, or not to implement a reverse stock split at all within the referenced time period.

Following the shareholder meeting, the newly elected Board of Directors voted to extend the Company's authorization to buy back up to one million shares of its common stock in the open market from time to time through March 2005. Thus far, the Company has repurchased 250,000 shares of its common stock under the previously granted authorization.

On March 27, 2003, the registrant issued a press release announcing the appointment of Mr. Randy Simpson, CPA, as the new member of the board of directors, as well as the resignation of Dr. James Kyle,11 from the board of directors of the registrant.

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

None

PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Board of Directors, which consists of five directors, four of which are outside members and one of which is an officer of the Company, establishes the general compensation policies of the Company and the compensation plans and specific compensation levels for executive officers. The Company does not have a separate Compensation Committee of its Board of Directors. The Company's objective is to ensure that executive compensation be directly linked to ongoing improvement in corporate performance and increasing shareholder value. The following objectives are guidelines for compensation decisions: Job Classification. The Company assigns a job grade to each salaried position, and each job grade has a salary range, which is based on national salary surveys. These salary ranges are reviewed annually to determine parity with national compensation trends, and to ensure that the Company maintains a competitive compensation structure. Competitive Salary Base. Actual salaries are based on individual performance contributions within a competitive salary range for each position established through job evaluation and market comparisons. The salary of each corporate officer is reviewed annually by the Board of Directors. Stock Option Programs. The purposes of the Company's ESOP and SOP are to provide additional incentives to employees to work to maximize shareholder value. The ESOP is open to all full-time employees of the Company and the SOP is open to participation by key employees and other persons as determined by the Board, based upon a subjective evaluation of the key employee's ability to influence the Company's long-term growth and profitability. Stock options under the ESOP may be granted at the current market price at the time of the grant or under the SOP at prices as determined by the Board. With specific reference to the Chief Executive Officer, the Board attempts to exercise great latitude in setting salary and bonus levels and granting stock options. Philosophically, the Board attempts to relate executive compensation to those variables over which the individual executive generally has control. The Chief Executive officer has the primary responsibility for improving shareholder value for the whole Company. The Board believes that its objectives of linking executive compensation to corporate performance results in alignment of compensation with corporate goals and shareholder interest. When performance goals are met or exceeded, shareholder value is increased and executives are rewarded commensurately. The Board believes that compensation levels during 2001/2002 adequately reflect the Company's compensation goals and policies. In 1993, the Internal Revenue Code was amended to add section 162(m), which generally disallows a tax deduction for compensation paid to a company's senior executive officers in excess of $1 million per person in any year. Excluded from the $1 million limitation is compensation which meets pre-established performance criteria or results from the exercise of stock options which meet certain criteria. While the Company generally intends to qualify payment of compensation under section 162(m), the Company reserves the right to pay compensation to its executives from time to time that may not be tax deductible.

The Company will compensate the members of the Board of Directors for each meeting he/she attends, in the amount of $250 cash or equivalent in the form of the Company's Common Stock at the fair market value.

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

Meetings of the  Board  of  Directors

During the fiscal year ended December 31, 2002, the Company's Board of Directors acted Four times by a unanimous written consent in lieu of a meeting. Each member of the Board participated in each action of the Board.

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

Based on the reviews and discussions referred to above, we recommended to the Board of Directors (and the Board has approved) the inclusion of the audited

Consolidated financial statements referred to above in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001 and 2002, for filing with the Securities and Exchange Commission.

                   Members of the Audit and Ethics Committee:

James Truher  Chairman                                         James Kyle 11
Scott Wellman                                                  Marcellina Offoha

                               Management Team

                       Capnet IPA Physician Network

Anthony  C.  Dike,  M.D.  Chairman/CEO
Wesley Bradford, M.D., M.P.H.,M.B.A,  Chief Medical Officer
Elizabeth Campos, Vice President Operations
Foday Conteh, BSc.(Accounting)  Vice President Finance


                   InterCare.com-Dx, Inc.

Anthony C. Dike, MD      Chairman/CEO
Russ A. Lyon, MA         President and CTO
Felipe Carino, MSc, MBA Senior Vice President Business Development Foday Conteh, BSc.(Accounting) Vice President Finance

                CGI Comunications Service, Inc.

Anthony C. Dike, MD       Chairman/CEO
Felipe Carino, MSc, MBA   Chief Operations Officer
Foday Conteh, BSc.(Accounting)  Vice President Finance

ITEM 10. EXECUTIVE COMPENSATION

The table below shows information concerning the annual and long-term compensation for services in all capacities to the Company for the Chief Executive officer:

<BTB>
                               Annual Compensation

    Name                  Year         Salary          Bonus        Stock Option  Amount Exercised as of
Anthony C. Dike            2002          $144,000(F1)       0          250,000        0

F1: As of December 31, 2002, payment of salary has been deferred until such time as the  Company  has  sufficient capital to commence such payment.


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

Based  solely  on  its  review  of  the  copies of such reports furnished to the

Company or written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than (10%) percent beneficial owners were complied with during the twelve months ended December 31, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2002 to the extent known to the Company, certain information regarding the ownership of the Company's Common Stock by (i) each person who is known by the Company to own of record or beneficially more than five percent of the Company's Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated:

<BTB>
   Name of Beneficial Owner    Title       Amount and Nature of     Status       Percent of
                                                 Class                   Beneficial Ownership
Anthony C. Dike,M.D.             Director     75,370,450       Active            80%
James L Kyle, M.D.               Director        264,400       Active            0.02%
James W. Truher                  Director        409,000       Active            0.07%
Scott W. Wellman, Esq            Director        297,985       Active            0.05%
Marcellina Offoha, PhD           Director        271,900       Active            0.03%
All Directors and officers
as a group (Six Persons)                      77,037,335                        80.20%
CGI Communications Services                   11,115,000                        12.0%
Other shareholders(1)                          5,554,150                         7.80%
Total number of shares outstanding            93,706,485                        100%
     Foot  Note:
1. Includes 3.3 million shares pledged to secure the asset purchased by the registrant from the Israeli Bankruptcy court.
2. The numbers shown include the shares of our Common Stock actually  owned as of
December 31, 2002 and the underlying options and warrants representing shares that the person has the right or will have the right to acquire based on the 2002 stock option plan table.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

During the second quarter of 2002, the registrant purchased the intellectual property rights to the source-code of ICE software program from Intercare com-Dx, Inc., an affiliated Company in the amount of $325,000.

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

Meridian  Holdings,  Inc.

Date:  March 27,  2003             By:  /s/  Anthony  C.  Dike
                              ____________________________________Signature
                                        Anthony  C.  Dike
                                    Chief  Executive  officer

                                    EXHIBIT 99.1




                              Financial Statements
                        and Independent Auditors' Reports
                           MERIDIAN  HOLDINGS,  INC.
                  YEARS  ENDED  DECEMBER  31,  2002  AND  2001

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

     Consolidated  Statements  of  Cash  Flows                 F-6

     Notes  to  Consolidated  Financial  Statements            F-7

                          INDEPENDENT AUDITORS' REPORT




To  the  Board  of  Directors
Meridian  Holdings,  Inc.

I have audited the accompanying consolidated balance sheet of Meridian Holdings, Inc. as of December 31, 2002 and 2001 respectively, and the related consolidated statements of stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meridian Holdings, Inc. as of December 31, 2002 and 2001 respectively, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



Andrew M. Smith CPA
Long Beach,  California
March 27,  2003

                             Meridian Holdings, Inc.
                                 Balance Sheets



<BTB>
ASSETS
                                                                 As of December 31,
                                                                ----------------------
                                                                    2002           2001

                                                                 =======          ========
Current assets
Cash and cash equivalents                                       $23,040              $  7,219
     Restricted cash (Note 8)                                   400,993               331,232
Accounts receivable, net of allowance for doubtful accounts
of $179,813 and $146,151, respectively                        1,155,971             1,485,530
Other current assets                                                                   17,881
            Total current assets                                                    1,841,863

Fixed assets, net of accumulated depreciation (Note 4)          45,693                 37,870

Intellectual property, net of accumulated amortization of
$34,998 as of (Note 3)                                         315,002                   -
Investments (Notes 3 and 12)                                 3,911,511              3,803,691

       Total assets                                         $5,860,212            $ 5,683,424

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                                             $  282,726              $ 202,750
Accrued payroll and other                                       391,697                283,477
Reserve for incurred but not reported claims (Note 8)           265,958                144,025
Accrued interest (Note 11)                                                                  -
Line of credit (Note 5)                                          43,885                46,278
Current portion of long-term debt (Note 7)                       96,375                96,375
               Total current liabilities                      1,080,641               772,904

Loan from majority stockholder/officer (Note 11)                                            -

Long-term debt, net of current portion (Note  7)                335,530               422,530

                   Total liabilities                          1,417,171             1,195,434

Commitments and contingencies (Notes 5,6,9,10,11 and 14)

Stockholders' equity (Notes 2, 3, 10 and 14)
Common stock (100,000,000 shares authorized, par value
  $0.001; 93,706,485 and 93,956,485 shares issued and
  outstanding at December 31, 2002 and 2001, respectively)        93,706               93,706
Additional paid-in capital                                     4,947,424            4,947,424
Accumulated deficit                                             (597,089)            (553,140)

             Total stockholders' equity                        4,444,041            4,487,990

        Total liabilities and stockholders' equity             5,860,212          $ 5,683,424



See accompanying notes to consolidated financial statements.

                                   Meridian Holdings, Inc.
                             Consolidated Statements of Operations

<BTB>
                                                        YEARS  ENDED  DECEMBER  31,
                                                        ---------------------------
                                                         2002                      2001
                                                       =======                =========

Revenues
   Capitation                                             $ 2,618,984          $ 2,808,028
   Related party fees (Note 3)                                                            -
   Other   sale of software (Note 10)                                               149,600
                                                           ---------             ----------
                                                                                  2,957,626

Cost of revenues                                            1,358,566               888,208
                                                            ---------               -------

                   Gross margin                             1,260,418             2,069,419
                                                            ---------             ---------
Operating expenses

     Research and development (Note 3)                                               80,833
     General and administrative                             1,370,449             1,961,653
                                                            ---------               -------
                                                            1,370,449             2,042,486
                                                            ---------               -------
                 Income (loss) from operations               (110,031)               26,933
                                                            ---------               -------
Other income and (expense)

      Equity interest in earnings of investment               107,520              (301,277)
      Other, net                                              (41,292)              263,090
                                                              -------              --------
                                                               66,228               (38,187)
                                                             --------             ---------
      Net income (loss)                                       (43,803)            $ (11,254)
                                                            =========            ==========
Net income (loss) per share:

       Basic and diluted                                    $(.0005)             $  (0.0001)
                                                           =========             ==========

       Weighted average shares outstanding                93,831,485             93,831,485
                                                          ===========            ==========









See accompanying notes to consolidated financial statements.

Meridian  Holdings,  Inc.
Statements  of  Stockholders'  Equity
                             For  the  Years  Ended  December  31,
                                       2002  and  2001

<BTB>


                                                                    Common   Accumulated
                              Common Stock          Paid-in     Stock      Earnings
                               Shares     Amount      Capital     Subscribe  (Deficit)   Total
                             =========   ======      ========    ==========  ========   ======
Balances, January 1, 1999  1,950,000     $  1,950     $ 13,574  $(12,000)    $ -      $ 3,524

Common stock issued
for cash and services         562,500        563        18,187      -        -         18,750

Subscribed common
stock issued                  360,000        360         (360)   12,000     -          12,000
Common stock issued to
Stockholder                 75,000,000    75,000       51,922         -     -         526,922
   acquisition
Common stock issued to
an employee                    600,000       600       24,400         -     -          25,000
Common stock issued to
liquidate debt               3,000,000     3,000      497,000         -     -         500,000
Common stock issued
for equity investment       12,000,000    12,000    3,868,000         -     -       3,880,000
Net loss for the year               -         -            -         -     215,863)  (215,863)
                            ----------    ------    ----------    --------- --------  --------
Balances, December 31, 1999 93,472,500    93,473    4,872,723         -   (215,863) 4,750,333

Stock options exercised        406,000       406       67,994         -     -          68,400
Common stock issued
for services                    77,985        78        6,420         -     -           6,498

Dividends paid and
declared (Notes 2 and 3)            -        -            -         -    (428,578)  (428,578)

Net income for the year             -        -            -          -     102,555    102,555
                           -----------  ---------  ---------   ---------  --------  ----------
Balances, December 31, 2000 93,956,485   $ 93,957 $  4,947,137   $    -  $(541,886) $4,499,208

Net Income/(Loss)                                                         (11,254)    (11,254)
Shares Re-acquired          (250,000)     (250)          287                              37
                           -----------  ---------  ---------   ---------  --------  ----------
Balances, December 31, 2001 93,706,485   $ 93,707 $  4,947,424   $    -  $(553,140) $4,487,990

Net Income/(Loss)                                                          (43,803)   (43,803)
                           -----------  ---------  ---------   ---------  --------  ----------
Balance December 31, 2002   93,706,485   $ 93,707 $  4,947,424   $    -  $(597,089) $4,444,187
                           ==========   =========  =========== ========= =========  ==========






See accompanying notes to consolidated financial statements.

                             Meridian Holdings, Inc.
                      Consolidated Statements of Cash Flows

<BTB>
                                                           Years Ended December 31,
                                                            ========================
                                                              2002            2001
                                                              ========         =========
Cash flows from operating activities
    Net income (loss)                                       $ (43,803)         $ (11,254)
    Adjustments to reconcile net income (loss) to net
       cash used in operating activities:
       Depreciation and amortization                           47,178                  -
       Allowance for doubtful accounts                                                 -
       Equity interest in earnings of investments            (107,520)           568,997
       Stock compensation                                                              -
       Income from extinguishment of debt                                     (3,054,535)
       Loss on abandonment of software                                         2,362,500
       (Increase) decrease in
       Restricted cash                                        (69,761)           (128,544)
       Accounts receivable                                    329,559              41,195
       Other current assets                                     9,579              (1,715)
       Increase(Decrease) in:
       Accounts payable                                        79,976            (168,719)
       Accrued payroll and other                              108,075            (177,136)
       Incurred but not reported reserve                      121,933             (58,665)
       Accrued interest                                        (2,393)                 -
                                                               --------            -------
Net cash used in operating activities                         427,823             (627,877)
                                                               ---------           -------
Cash flow from investing activities
      Acquisition of intellectual property                    (350,000)                  -
      Acquisition of fixed assets                              (20,002)              13,858
      Organization costs                                            -                   -
                                                               ---------           ---------
Net cash used in investing activities                         (370,002)              13,858
                                                              ----------           ---------
Cash flow from financing activities
     Common Stock                                                                       36
     Borrowings from majority stockholder / officer                                367,704
     Repayment of debt                                         (87,000)                  -
     Repayment of line of credit                                                         -
     Borrowings on line of credit                                                        -
                                                              ----------        -----------
Net cash provided by financing activities                      (87,000)            367,740
                                                              ----------        -----------
    Increase (decrease)in cash and cash equivalents             15,821            (246,282)
Cash and cash equivalents, beginning of period                   7,219             253,501
                                                              ----------         ----------
Cash and cash equivalents, end of period                    $   23,040            $  7,219
                                                              ==========         ==========
Supplemental disclosure of cash flow information:

Cash paid during the year for:
     Interest                                               $  36,435            $   7,703
                                                             ==========          =========
     Income taxes                                           $     800            $     800
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

                               Revenue Recognition

The Company prepares its financial statements and federal income taxes on the accrual basis of accounting. The Company recognizes capitation revenue on a monthly basis from managed care plans that contract with the Company for the delivery of health care services. This capitation revenue is at the contractually agreed-upon per-member, per-month rates. For the year ended December 31, 2002, approximately 99% of capitation revenues are derived from two Los Angeles county managed care plans. For the year ended December 31, 2001, approximately 95% of capitation revenues are derived from same Los Angeles county managed care plans.

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

Accounting  for  Stock-based  Compensation

The Company adopted SFAS No. 123, "Accounting for Stock-based Compensation," which establishes financial accounting and reporting standards for stock-based compensation. SFAS No. 123 generally suggests, but does not require, stock-based employee compensation transactions be accounted for based on the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measurable. Companies that do not elect to change their accounting for employee stock-based compensation are required to disclose the effect on net income as if the provisions of SFAS No. 123 were followed. The Company has decided to retain the provisions of APB Opinion No. 25, and related interpretations thereof, for recognizing stock-based compensation expense for employees, which includes members of the board of directors. Non-employee stock compensation is recorded at fair value in accordance with SFAS No. 123. There was no such compensation recorded during the periods ended December 31, 2002 and 2001.

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

2.  Capitalization

The Company has established one class of preferred stock, one class of common stock and has established two classes of warrants. 1,000,000 Class "A" Redeemable Common Stock Purchase Warrants have been established, exercising into Common Shares at an exercise price of $3.00 per share. 1,000,000 Class "B" Redeemable Common Stock Purchase Warrants have been established, exercising into Common Shares at an exercise price of $4.50 per share. There were no such warrants outstanding as of December 31, 2002 and 2001.

In April 2000, the board of directors approved the authorization of 20,000,000 shares of $0.001 par value preferred stock. The preferred stock may be issued from time to time in one or more series, and the board of directors, without further approval of the stockholders, is authorized to fix the dividend rates and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restriction applicable to each series of preferred stock. There are no shares of preferred stock outstanding, and no series of shares have yet been designated as of December 31, 2002.

3.     Investments  and  Intellectual  Property:

During the second quarter of 2002, the Company purchased the intellectual property rights to the source-code of ICE software from InterCare.com-DX, Inc. In the amount of $325,000.

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

                                    InterCare.com-dx, Inc.

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

                                       CGI

On December 10, 1999, the Company agreed to acquire a 20% equity interest in CGI for common stock. On December 20, 1999, the board of directors authorized the issuance of 4,000,000 pre-split (adjusted to 12,000,000 post-split) shares of common stock in consideration for the 20% of the interest in CGI. At the date of the transaction, the Company's shares opened at a price of $3 per share. Between September 1, 1999 and the acquisition date, the Company's stock sold within a range of $.25 to $3.25 per share (an average of $.97 per share). Because of the limited trading history of the Company, the six-month average was deemed to be a fair valuation of the transaction, resulting in a total investment balance of $3,911,511 and $3,880,000 as of December 31, 2002 and 2001 respectively. The shareholders of CGI were also issued warrants to purchase an additional 1,000,000 pre-split (adjusted to 3,000,000 post-split) shares of common stock at $2 pre-split share (or approximately $0.67 on a post-split basis) over a five-year period as a hedge against any fluctuation of the share price of the common stock in the immediate future. These warrants will expire on December 30, 2004, and none have been exercised as of December 31, 2002.

4.    Property Plant & Equipments Fixed

Property  plant  and  equipment are stated at cost. Acquisitions having a useful life in excess of one (1) year are capitalized. Repairs and maintenance are expensed in the year incurred. Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets, normally five (5) to seven (7)years.

Property and equipment consists of the following as of December 31, 2002 and 2001 respectively and is summarized as follows:

<BTB>
                                                           2002            2001
                                                           =====            ====
Computer equipment                                        $ 78,130         $ 73,816
Leasehold improvements                                       6,500            6,500
Office furniture and fixtures                               36,603           36,603
Office equipment                                            36,325           36,325
Software                                                    25,803           22,389
Medical equipment                                            6,653            5,391
                                                           -------         --------
                                                           190,014          181,024
Less accumulated depreciation                             (144,321)        (132,141)
                                                          $ 45,693         $ 48,883

5.   Line of Credit

During 2001 and 2000, the Company had a $50,000 line of credit with a financial institution. Approximately $44,000 and $46,000 was outstanding under this facility as of December 31, 2002 and 2001, respectively. Related advances bear interest at 11%, and interest is payable monthly. The line of credit expired March 21, 2003, and has been subsequently renewed through March 21, 2004.

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

The following is a schedule of future minimum lease payments required under the leases described above:

<BTB>
                    Years Ending
                     December 31,                     Amount


          2003                                         25,930
                                                   ----------
                                                   $   25,930
                                                   ==========

7.   Long-term  Debt

The Company has various loans with financial institutions with interest rates ranging from 4% to 15% and maturity dates ranging from 2015 to 2024.

8.   Income  Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes

The Company's income tax provision for the years ended December 31, 2002 and 2001 are not significant to the Company's operations and have been included within the general and administrative expenses in the accompanying statements of operations.

At December 31, 2002, a 100% valuation allowance had been provided on the net deferred income tax assets, since the Company can not determine that it is "more likely than not" to be realized.

The loss for the current year of 2002 will expire in 2023. As of December 2002 the company has no federal and state loss carry forward for federal and state Income tax purposes.

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

The Company has also reflected the monies in the escrow account as of December 31, 2002 and 2001 as restricted cash in the accompanying consolidated balance sheets. Additionally Cap-Management System provides the Company with an estimate as to the incurred but not reported claims, which has been recorded as such potential claims against restricted cash in the accompanying consolidated balance sheets.

10.   Stock Option Plan

In January 2001, the stockholders of the Company approved a stock option plan for the directors of the Company (the "Plan"). The Plan provides for issuance of up to 5,000,000 shares of its common stock. Options to directors are granted based on attendance at board meetings. At December 31, 2002, 3,500,000 shares were available for grant under the terms of this plan.

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

A summary of the status of the Plan and changes during the years ended December 31 is as follows:

<BTB>
                                                 2002                    2001
                                                 =====                  =====
                                    Fixed Options                  Fixed Options
                                      Shares           Weighted        Shares     Weighted
                                                       Average                    Average
                                                        Price                      Price
                                      ========         ========       =======     ========
Outstanding at beginning of Year        1,500,000       $ 1.45       1,500,000    $ 1.45
          Granted                       1,500,000         0.46       1,500,000    $ 0.46
          Exercised                       (406,000)       0.17        (406,000)     0.17
          Forfeitures/Cancelled         (1,500,000)      (1.45)     (1,500,000)    (1.45)
                                         ----------         ------       ---------    ------
Outstanding at  end of the year          1,094,000      $ 0.57       1,094,000    $ 0.57
                                         ==========       ======       =========    =======
Exercisable at end of year               1,094,000      $ 0.57       1,094,000    $ 0.57
                                         ==========      ======       =========    =======
Weighted average fair value per Options
         Granted during the year                         $ 1.95                    $ 1.95


Grants under the Company's stock option plan are accounted for under the provisions of APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the plan.

<BTB>
                                 2002             1
                                 =====            =====
Net income (loss)
       As reported              $                 $  (11,254)
       Pro forma                                     (11,254)

The pro forma effect on operations for 2002 of 2001 stock option grants was offset by the pro forma effect of options forfeited in 2001. No stock option was exercised in 2002.

The fair value of each grant is estimated at the grant date using the following assumptions: no dividends for all years; risk-free interest rates of 5.1% in 2002 and 2001; and expected lives of five years for all grants.

11.   Related  Party  Transactions

Under the terms of a Reseller Agreement entered into with InterCare in 2000, the Company receives a 60% royalty on the software sales generated by InterCare.

12.  Equity  Method  Investments

Summary financial information for InterCare as of and for the two years ended December 31, 2002 and 2001, is presented in the following table. The amounts shown represent the operating results and financial position based on U.S. generally accepted accounting principles.

<BTB>
                                                 2002                   2001
                                                (audited)               (audited)
Current assets                                   $1,441,491              $ 1,441,888
Total assets                                      1,506,823                1,507,210
Current liabilities                               1,228,949                1,586,210
Total liabilities                                 1,284,749                1,633,010
Revenues                                            364,452                  334,199
Gross margin                                        364,452                 (361,228)
Net income (loss)                                   347,873                 (648,422)

Summary financial information for CGI as of and for the two years ended December 31, 2002 and 2001 respectively is presented in the following table.

<BTB>
                              2002                      2001
                            (unaudited)             (unaudited)
Long-term assets             $ 5,273,128           $  5,273,128
Total assets                   5,273,128              5,273,128
Current liabilities            1,394,450              1,382,450
Total liabilities              1,394,450              1,382,450
Revenues                               -                      -
Gross margin                           -                      -
Net income (loss)                (12,000)                  (206)

The differences in the underlying net equity of the above-described investees and the investment balances recorded at December 31, 2002 and 2001 respectively are a result of the initial acquisition accounting of the Company's percentage interests.

13     Legal  Proceedings

On August 27, 2001, the Company filed a Civil Complaint for Damages and Equitable Relief in Superior Court of the State of California, for the County of Los Angeles (Case No. BC 2566860), styled Meridian Holdings, vs Sirius
Technologies  of  America,  a  Delaware  Corporation;  Sirius   Computerized
Technologies  Ltd, an  Israeli  Corporation and DOES 1 through  500,  inclusive.
This lawsuit is in connection to the recent cancellation by the registrant of the purchase of the intellectual property commonly known as "Medmaster Software" including the Source-Code and Subsystems of Sirius Computerized Technologies Ltd. through the Israeli bankruptcy court.

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

On July 19, 2001, Ventures & Solutions, LLC, filed a lawsuit against the Company, styled Ventures & Solutions, LLC, Plaintiff v. Meridian Holdings, Inc., Defendant, Circuit Court of Alexandria, Virginia, Case No. C10517. The company was served with a copy of the Complaint on August 6, 2001. Plaintiff has alleged that the company owes it approximately $29,000.00, pre and post judgment interest, and attorneys' fees and costs. On August 22, 2001the Company filed a response denying all allegations in the lawsuit. The case is pending trial.

Effective October 17 2002, Meridian Holdings, Inc., InterCare.com, Inc., and Silicon Valley Bank reached a settlement agreement of the entire action, including the registrant's cross complaint, entitled Silicon Valley Bank Corporation .v. Meridian Holdings, Inc., a Colorado Corporation,InterCare.com, Inc., a Nevada Corporation, Los Angeles California, Superior Court Case number BC 259513.

The salient terms of the settlement include mutual general releases with prejudice by all parties.

The lawsuit, as well as the cross-complaint, resulted from the earlier acquisition of the asset of Sirius Computerized Technology of Israel, for which Silicon Valley Bank claimed that said asset was pledged as collateral by Sirius et al for a loan in the amount of $450,000. The company had earlier abandoned the proposed asset purchase, and filed a lawsuit against Sirius et al, as described above.

14. Stock Repurchase

On September 11, 2001, the registrant announced that it has repurchased a total of 250,000 shares of its Common Stock from its shareholders. The registrant has 93,706,485 shares of Common Stock issued and outstanding as of December 31, 2002.