Form 10KSB/A
period 2002-12-31
MERIDIAN HOLDINGS INC
filed 2003-05-01
CIK 1071758

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

PART  IV

ITEM 13. EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  OF  FORM  8-K

Item          Description
Exhibit 99.1  Independent Auditors' Report and Consolidated Financial Statements

ITEM 14.      CONTROLS AND PROCEDURES
Our management, including our Chairman and CEO, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, our Chairman and CEO have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

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

Meridian  Holdings,  Inc.

Date:  March 27,  2003             By:  /s/  Anthony  C.  Dike
                              ____________________________________Signature
                                        Anthony  C.  Dike
                                    Chief  Executive  officer

                                    EXHIBIT 99.1




I, Anthony C. Dike, certify that:

1. I have reviewed this annual report on Form 10-KSB of Meridian Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the ""Evaluation Date""); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any  fraud,  whether   or  not   material,  that  involves management or
other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     March 27, 2003

By:_/s/ Anthony C. Dike
Anthony C. Dike
Chairman and CEO (Principal Executive Officer)

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