Form 10KSB/A
period 2002-12-31
MERIDIAN HOLDINGS INC
filed 2003-05-07
CIK 1071758

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

REVENUE

Medical  services  revenues decreased by  7%  from  $2,808,026  for  the  twelve months ended December 31, 2001 to $2,618,894 for the twelve months ended December 31, 2002. The decrease in medical services revenue is attributed to decrease in membership enrollments, into the Capnet IPA Physician Network. There was $0 revenue generated from software licensing fees for the twelve months ended December 31, 2002, compared to revenue of zero revenue generated from software sales or services during comparable period in 2001. This decrease in software licensing fee is due to the discontinuation of sale of the MedMaster software by the registrant. (See Item 3 Legal proceedings section on page 16)

Revenue generated from our managed care contracts with HMOs as a percentage of medical services revenue was approximately 99% and 96%, respectively, during the twelve months ended December 31, 2002 and 2001. Revenue generated by the

Los Angeles County Community Health Plan ("CHP") contracts was 98% and 95% of medical services revenue for the twelve months ended December 31, 2002 and 2001, respectively. Revenue generated by LACARE Health Plan ("LACARE") contract was less than 2% of medical services revenue for the comparable period.

Cost of Revenues

The cost of revenue for  twelve  months  ended  December 31, 2002 is $1,358,566, compared to $888,208 for twelve months ended December 31, 2001. This represents a 52% increase in cost of revenue. The increase in cost of revenue is attributed to the increase in the per member per month fee paid by the company to the contracted primary care providers, with no apparent increase in per member per month capitation fee received from the HMO.Of the $1,358,566 cost of revenue expenses for the period ended December 31, 2002, $659,968 was for capitation fees paid to our contracted primary care providers, $698,598 was for medical clams paid to specialist physicians, hospitals, and other ancillary services providers.

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

                             Meridian Holdings, Inc.
                                 Balance Sheets



<BTB>
ASSETS
                                                                 As of December 31,
                                                                ----------------------
                                                                    2002           2001

                                                                 =======          ========
Current assets
Cash and cash equivalents                                       $23,040              $  7,219
     Restricted cash (Note 8)                                   400,993               331,232
Accounts receivable, net of allowance for doubtful accounts
of $179,813 and $146,151, respectively                        1,155,971             1,485,530
Other current assets                                              8,302                17,881
            Total current assets                                                    1,841,863

Fixed assets, net of accumulated depreciation (Note 4)          45,693                 37,870

Intellectual property, net of accumulated amortization of
$34,998 as of (Note 3)                                         315,002                   -
Investments (Notes 3 and 12)                                 3,911,511              3,803,691

       Total assets                                         $5,860,212            $ 5,683,424

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                                             $  282,726             $ 202,750
Accrued payroll and other                                       391,697               283,477
Reserve for incurred but not reported claims (Note 8)           265,958               144,025
Accrued interest (Note 11)                                                                  -
Line of credit (Note 5)                                          43,885                46,278
Current portion of long-term debt (Note 7)                       96,375                96,375
               Total current liabilities                      1,080,641               772,904

Loan from majority stockholder/officer (Note 11)                                            -

Long-term debt, net of current portion (Note  7)                335,530               422,530

                   Total liabilities                          1,417,171             1,195,434

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