Form 10QSB
period 2003-03-31
MERIDIAN HOLDINGS INC
filed 2003-05-15
CIK 1071758

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                              FORM  10-QSB
 (  X )     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For  the  Quarterly  Period  Ended          March  31,  2003

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

As of March 31, 2003, Meridian Holdings, Inc., Registrant had 93,706,485 shares of its $0.001 par value common stock outstanding.

                                        Page 1 of 13 sequentially numbered pages
                                                                       Form 10-Q
                                                              First Quarter 2003













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

                            MERIDIAN  HOLDINGS,  INC.

                           Consolidated Balance Sheets
                                   (Unaudited)

ASSETS

                                                         As of
                                                         March 31,   March 31,
                                                         2003        2002
                                                 ==========   ==========
Current assets
Cash and cash equivalents                           $  18,000         $   58,559
    Restricted cash                                   567,760            357,653
Accounts receivable, net of allowance for
doubtful accounts of $151,744                       1,258,096          1,452,509
Other current assets                                    8,302             52,680
                                                     ----------       ----------
                  Total current assets              1,852,158          1,921,401

Fixed assets, net of accumulated depreciation          44,614             38,679
Intellectual property, net of accumulated
amortization of $506,250 and $337,500, respectively         -                 -
Investments                                          4,178,850          3,798,935
                                                       ---------      ----------
 Total assets                                       $6,075,621       $  5,759,015
                                                      ==========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                 $ 245,579       $   236,262
    Accrued payroll and other                          487,996           319,777
    Dividend payable                                       -                 -
    Reserve for incurred but not reported claims       303,361           132,357
    Accrued interest                                                      31,198
    Line of credit                                     203,490            71,268
    Current portion of long-term debt                   96,375            96,375
                                                        -------           -------
    Total current liabilities                         1,336,800          887,237

Long Term liabilities
    Loan from majority stockholder/officer              250,993          299,687
    Long-term debt, net of current portion               72,333           45,905
                                                         ---------      ---------
    Total liabilities                                  1,660,127       1,232,829
                                                         ---------     ---------
Commitments and contingencies

Stockholders' equity
   Preferred stock (20,000,000 shares authorized,
   par value $0.001; no shares issued and outstanding)           -             -
   Common stock (100,000,000 shares authorized, par value
   $0.001; 93,706,485 shares issued and outstanding at
   March 31, 2003 and 93,456,485 as at  March 31, 2002      93,706        93,706
   Additional paid-in capital                            4,947,424     4,947,424
   Accumulated deficit                                    (625,635)     (514,944)
                                                         ----------    ----------
    Total stockholders' equity                           4,415,495     4,526,186
                                                        -----------  -----------
    Total liabilities and stockholders' equity        $  6,075,621   $ 5,759,015
                                                        ============  ===========

See accompanying notes to consolidated financial statements

                            MERIDIAN  HOLDINGS,  INC.

                    Consolidated Statements of Operations
                                  (UNAUDITED)


                                             Three Months Ended March 31,
                                                     2003           2002
                                                     ====           ====
Revenues
 Capitation                                       $496,692         $ 409,466
 Risk Pool Revenue                                 388,792           192,918
 Fee for Service Revenue                               466             8,448
 Royalties from Software License                          -                -
 Services related to software                             -                -
                                                   ========        =========
                                                   885,950            610,832
Cost of revenues
 Cost of Service- Claims and Capitation payments   499,822            148,044
                                                    -------          -------
 Gross margin                                       386,127           462,788
                                                    -------          -------

Operating expenses

General and administrative                          376,315           410,438
                                                    -------          -------
Income(Loss) from operations                          9,812            52,350
                                                    --------        ---------

Other income and (expense)
Equity interest in earnings (loss) of investment    (47,363)           (4,756)
 Other, net                                           9,005            (9,398)
                                                    --------        --------
                                                      38,358          (14,154)
                                                 -----------      -----------
      Net Loss                                   $   (28,546)     $   (38,196)
                                                 ===========      ===========
Net Loss per share:

    Basic and diluted                               $   0.000       $  0.000
    Weighted average shares outstanding            93,831,485     93,831,485


















See accompanying notes to consolidated financial statements

                              MERIDIAN  HOLDINGS,  INC.

                        Consolidated Statements of Cash Flows
                                     (UNAUDITED)

                                                  Three Months Ended March 31,
                                                         2003            2002
                                                        =====          ======
Cash flows from operating activities
  Net Loss                                              $(28,546)    $  38,196
  Adjustments to reconcile net Loss to net
  cash used in operating activities:
  Depreciation and amortization                            3,604         2,659
  Equity interest in earnings of investments              47,363         4,756
  (Increase) decrease in:
         Restricted cash                                (166,768)      (26,421)
         Accounts receivable                            (102,125)       32,021
         Inventories                                                         -
         Other current assets                                          (24,211)
         Accounts payable                                (37,147)      (13,729)
         Accrued payroll and other                        96,299       (37,969)
         Incurred but not reported reserve                37,403       (11,668)
         Accrued interest                                               31,198
         Line of Credit                                   159,605
                                                          --------      -------
Net cash provided by operating activities                   9,688       88,639
                                                          ---------    ---------
Cash flow from investing activities
   Acquisition of fixed assets                             (2,525)      (3,467)
   Organization costs                                            -           -
                                                         ----------     ---------
Net cash used in investing activities                      (2,525)      (3,467)
                                                         ----------     ---------
Cash flow from financing activities
   Borrowings from majority stockholder / officer                -           -
   Borrowings on long-term debt                                  -           -
   Repayment of debt                                       (12,204)    (33,981)
   Borrowings on line of credit                                            149
                                                           --------    --------
Net cash provided by financing activities                  (12,204)    (33,832)
                                                           --------    ---------
   Increase/(Decrease) in cash and cash equivalents         (5,040)     51,340

Cash and cash equivalents, beginning of period              23,040       7,219
                                                        ---------      --------
Cash and cash equivalents, end of period                 $  18,000    $ 58,559
                                                        ==========    ==========












See accompanying notes to consolidated financial statements

                            MERIDIAN  HOLDINGS,  INC.

                   Notes  to  Consolidated  Financial  Statements
1.     General

Basis  of  Reporting

The interim accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended December 31, 2002 included in its Annual Report on Form 10-KSB. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2003.

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

Costs of Revenues

The Company recognizes costs of revenues paid to physicians on a monthly basis who contract with the Company for the delivery of health care services. These costs are at the contractually agreed-upon per-member, per-month rates or at the California Medi-cal fee for service rates.

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

2.    Investments

                                    InterCare

On September 18, 1999, the Company acquired 51% of all the outstanding Common Stock of InterCare in exchange for services and assumption of certain debts of InterCare. During fiscal year 2000, additional stock issued by InterCare combined with a dividend distribution by the Company of InterCare stock resulted in a net decrease in the Company's ownership percentage to 32% as at December 31, 2000. A dividend of approximately $160,800 was recorded reflecting the relative net book value of the Company's investment in InterCare that was distributed to Meridian Holdings, Inc., shareholders as at that time.

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

3.     Fixed  Assets

Fixed assets consist of the following:

                                            As of
                                           March 31, 2003     March 31,2002
Computer equipment                          $91,666              $  77,283
Leasehold improvements                        6,500                  6,500
Office furniture and fixtures                36,603                 36,603
Office equipment                             25,312                 25,312
Software                                     25,803                 22,389
Medical equipment                             6,654                  5,391
                                             --------              -------
                                            192,538                173,478
Less accumulated depreciation              (147,925)              (134,799)
                                            ---------             --------
                                          $  44,613               $ 38,679
                                            =========            ==========

4.     Line  of  Credit

The Company has a $50,000 line of credit with a financial institution. Related advances bear interest at 11%, and interest is payable monthly. The line of credit expires March 21, 2004.

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

These revenues and expenses have been reflected in the accompanying Consolidated statements of operations for the for the quarters ended March 31, 2003 and 2002.

The Company has also reflected the monies in the escrow account as of March 31, 2003 and March 31, 2002 as restricted cash in the accompanying consolidated balance sheets. Additionally, Cap-Management Systems, Inc., provides the Company with an estimate as to the incurred but not reported reserve, which has been recorded as such in the accompanying consolidated balance sheets.

On May 1, 2003, the registrant was informed that Tenet HealthSystems Hospitals, Inc., has not been able to renew the hospital agreement with the County of Los Angeles Community Health Plan, due to a contract dispute. The agreement terminated as of November 30, 2002, and the parties remain in renewal discussions. If this contract is not renewed, the registrant will incur a significant loss of revenue since 50% of these fees are reflected as income in the registrants' financial statements.

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

SELECTED  FINANCIAL  DATA

The Company had net working capital of $515,358 as at March 31, 2003 compared to $1,034,165 at March 31, 2002. This represents an decrease in working capital of about 50%. This decrease in working capital is attributed increase in monthly medical claims fees paid by the registrant to contracted healthcare providers.

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

RESULTS  OF  OPERATIONS

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF MERIDIAN HOLDINGS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

REVENUE

The Company generated revenues from operations of $885,950 during the first quarter ended March 31, 2003, compared to the revenues from operations of $610,832 during the comparable period in 2002. This represents a 45% increase in revenues. This increase in revenue is as a result of increase in enrollment of members to Capnet IPA physician network.

The Company recorded a net income from operations of $9,812 during the three-month period ended March 31, 2003, compared to $52,350 during the comparable period in 2002. This is as a result of increased in cost of revenue attributed to high volume of medical claims paid by the registrant during this reporting period.

Revenue generated from our managed care contracts with HMOs as a percentage of medical services revenue was approximately 99% and 96%, respectively, during the three months ended March 31, 2003 and 2002. Revenue generated from the Los Angeles County Community Health Plan ("CHP") contracts was 99% and 98% of medical services revenue for the three months ended March 31, 2003 and 2002, respectively. Revenue generated by LACARE Health Plan ("LACARE") contract was less than 1% of medical services revenue for the comparable period.

Cost of Revenues

The cost of revenue for three months ended March 31, 2003 is $499,822 compared to $148,044 for three months ended March 31, 2002. This represents a 238% increase in cost of revenue. The increase in cost of revenue is attributed to high volume of medical claims paid by the registrant during this reporting period as well as reclassification of capitation fees paid to our primary care physicians from General and Administrative expense to cost of revenue.

EXPENSES

General and administrative expenses were $376,315 or 42 % of total revenues for the three months ended March 31, 2003 compared to $410,438 or 67% of total revenues for three months ended March 31, 2002. The decrease in general and administrative expense is due to the continued implementation of the 2001 restructuring program by the registrant.

Direct medical costs includes all costs associated with providing services for CAPNET IPA contracted members, including direct medical payment to physician providers, hospitals and ancillary services on capitated and fee for service basis. For the quarter ended March 31, 2003, these costs represents 56% of total revenue. This is referred to as Medical Loss Ratio (MLR). Our Medical Loss Ratio varies from quarter to quarter due to fluctuations in utilization, the timing of claims paid by the HMOs on our behalf, as well as increases in medical costs without counterbalancing increases in capitation revenues.

Medical claims represent the costs of medical services provided by other healthcare providers other than our contracted primary care providers, but which are to be paid by us for individuals covered by our capitated risk contracts with HMOs. Of the $499,822 total expenditure for the three months ended March 31, 2003, $205,216 or 41% was for payment of medical claims.

Payroll and employee benefits for administrative personnel was $376,315 for the three months ended March 31, 2003, compared to $410,438 during comparable period in 2002. This decrease in payroll expense is due to the continued implementation of the 2001 restructuring program as well as downsizing of operation with resultant lay-off of personnel.

Management anticipates that general operating expenses will increase, as the IPA membership continues to grow.

INCOME/LOSS

The registrant recorded a net loss from operations for the three months ended March 31, 2003 of $28,546, compared to net loss of $38,196 during comparable period in 2002.

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

On March 26, 2003, the board of directors approved the appointment of Mr. Randy Simpson, CPA, as a new member of the board of Directors, of the registrant, following the acceptance of the resignation of Dr. James Kyle, 11 as a member of the board of directors.

On April 10, 2003, the board of directors of the registrant approved the transfer of certain assets of the registrant to Meridian Medical Group, P.C, an affiliated entity, valued at $675,022, in exchange for forgiveness of $714,833 debt owed by the registrant.

On May 1, 2003, the registrant was informed that Tenet HealthSystems Hospitals, Inc., has not been able to renew the hospital agreement with the County of Los Angeles Community Health Plan, due to a contract dispute. The agreement terminated as of November 30, 2002, and the parties remain in renewal discussions. If this contract is not renewed, the registrant will incur a significant loss of revenue since 50% of these fees are reflected as income in the registrants' financial statements.

On May 2, 2003, the registrant issued a press release announcing the implementation of a 1 for 10 reverse stock split approved earlier by the Shareholders. The reverse split was effective as of midnight May 1, 2003, and trading in the registrant's post-reverse stock split commenced as of May 5, 2003, under the trading symbol "MRDH."

PART  II     -  OTHER  INFORMATION

LEGAL  PROCEEDINGS

On August 27, 2001, the Company filed a $10 Million Civil Complaint for Damages and Equitable Relief in Superior Court of the State of California, for the County of Los Angeles (Case No. BC 2566860), styled Meridian Holdings, vs Sirius Technologies of America, a Delaware Corporation; Sirius Computerized Technologies Ltd, an Israeli Corporation; Amir Dolev, an individual; Glen Crowe, an individual; Danny Basel, an individual; Shaul Bergerson, an individual and DOES 1 through 500, inclusive. This lawsuit is in connection to the recent cancellation by the registrant of the purchase of the intellectual property commonly known as "Medmaster Software" including the Source-Code and Subsystems of Sirius Computerized Technologies Ltd. Through the Israeli bankruptcy court.

The registrant seek, among other relief, rescission based on fraud; damages for fraud; money had and received; rescission based on failure of consideration; damages for breach of written contract; negligent misrepresentation; conversion; declaratory relief; preliminary and permanent injunction and damages; intentional interference with contract and other economic relationship; and negligent interference with economic relationship; breach of fiduciary duty. As of this filing, no responses have been received from any of the named defendants.

On March 7, 2003, the Court, having taken defendants' Motion to Quash under Submission on February 28, 2003, issued its ruling as follows:

" Defendant Dolev, as Israeli court-appointed receiver for Defendant Sirius Computerized Technologies LTD., admittedly posted an ad on Sirius' assets. (Dolev Dec par.7)

Defendant Sirius Limited maintained with Morgan Stanley, in Los Angeles, a bank account set up to receive securities paid by plaintiff to defendant. (Dolev Dec par.3) Communications between plaintiff's agent and Defendant Sirius' receiver and Defendant Sirius' attorney were made by telephone, fax, and email.

The above activities render Defendant Sirius Limited subject to jurisdiction in California as some acts were done in California and acts done elsewhere causing an effect in California. "

"The motion to quash is Denied"

The defendant has since filed an appeal to this ruling, and the hearing is pending.

On July 19, 2001, Ventures & Solutions, LLC, filed a lawsuit against the company, styled Ventures & Solutions, LLC, Plaintiff v. Meridian Holdings, Inc., Defendant, Circuit Court of Alexandria, Virginia, Case No. C10517. The Company was served with a copy of the Complaint on August 6, 2001. Plaintiff has alleged that the company owes it approximately $29,000.00, pre and post judgment interest, and attorneys' fees and costs. The court ruled in favor of the plaintiff in part on April 5, 2003, to this matter, and the Company is considering all its options including a negotiated settlement arrangement with the plaintiff, or filing an appeal.

On May 6, 2003, the registrant was served a summons by the US Marshals for a lawsuit titled "Dr. Danny Basel vs Corsys Group LTD; Meridian Holdings, Inc., and Anthony C. Dike." District Court of Jeruselam, Israel, file number 3359/0. The plaintiff is seeking amongst other things: Enforcement of contract, compensation, negligent misrepresentation, cause in breach of contract".
Dr. Basel  employment  was terminated for cause by Corsys Group LTD,  following
his  complicity  in  the  Sirius/MedMaster   matter  as disclosed  above,  as
well as act of sabotage against the Company, which resulted in significant loss of income and future business opportunities. The Company has retained a counsel in Israel to review this lawsuit, and will vigorously defend this lawsuit.

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

Meridian  Holdings,  Inc.

Date:  May 14,  2003             By:  /s/  Anthony  C.  Dike
                              ____________________________________Signature
                                        Anthony  C.  Dike
                                    Chief  Executive  officer

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

Date:     May 14, 2003

By:_/s/ Anthony C. Dike
Anthony C. Dike
Chairman and CEO (Principal Executive Officer)