Form 10QSB
period 2003-06-30
MERIDIAN HOLDINGS INC
filed 2003-08-14
CIK 1071758

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                              FORM  10-QSB

(  X )    QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For  the  Quarterly  Period  Ended          June  30,  2003

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

As of June 30, 2003, Meridian Holdings, Inc., Registrant had 9,370,649 shares of its $0.001 par value common stock outstanding.














                                       Page  1 of 14 sequentially numbered pages
                                                                       Form 10-Q
                                                             Second Quarter 2003
                            MERIDIAN  HOLDINGS,  INC.

                                      INDEX

                                                                               PAGE
                                                                               ----
PART  I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets                                    3

          Condensed Consolidated Statements of Operations                          4

          Condensed Consolidated Statements of Cash Flows                          5

          Notes to Condensed Consolidated Financial Statements                   6-7

     Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                8

PART II   OTHER INFORMATION

     Item 1.  Legal Proceedings                                                   13

     Item 6.  Exhibits and Reports on Form 8-K                                    14

          Signature                                                               14

                              MERIDIAN  HOLDINGS,  INC.
                       Condensed Consolidated Balance Sheets
                                   (Unaudited)

ASSETS
                                                  As of June 30,      December
                                                    2003              2002
                                                   ==========         ==========
Current assets
Cash and cash equivalents                           $ 4,891         $    23,040
    Restricted cash                                 330,133              400,993
Accounts receivable, net of allowance for
doubtful accounts of $179,812 and  $179,812       1,263,444            1,155,971
Other current assets                                 81,425                8,302
                                                 ------------      --------------
                  Total current assets            1,679,893            1,588,306
Fixed assets, net of accumulated depreciation        40,926               45,693

Intellectual property, net of accumulated
$0, depreciation  as at June 30, 2002 (Note2)          -                 315,002

Investments                                       3,448,565            3,911,211
                                                 -----------          -----------
 Total assets                                   $ 5,169,384          $ 5,860,212
                                                  ==========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                  $ 252,310             $ 282,726
Accrued payroll and other                            86,809               391,697

Reserve for incurred but not reported claims        216,553               265,958
Accrued interest                                       -                      -
Line of credit                                       80,908                43,885
Current portion of long-term debt                       -                  96,375
                                                  ------------         ----------
    Total current liabilities                       636,580             1,080,641

Long Term liabilities
    Loan from majority stockholder/officer               -                   -
    Long-term debt, net of current portion           41,737               335,530
                                                   ---------            -----------
    Total liabilities                               678,317             1,416,171
                                                   =========            ==========
Commitments and contingencies

Stockholders' equity
Preferred stock (20,000,000 shares authorized,
par value $0.001; no shares issued and outstanding)              -             -
Common stock (100,000,000 shares authorized, par value
$0.001; 9,345,649 shares issued and outstanding at
June 30, 2001 and 9,370,648 as at June 30, 2002       9,370                 9,370
Additional paid-in capital                        5,031,475             5,031,760
Accumulated deficit                                (549,778)             (597,089)
                                                -------------           -------------
    Total stockholders' equity                    4,491,067             4,444,041
                                                -----------             -----------
    Total liabilities and stockholders' equity  $ 5,169,384          $  5,860,212
                                                ============            ============



See accompanying notes to  Condensed consolidated financial statements

                        MERIDIAN  HOLDINGS,  INC.
             Condensed Consolidated Statements of Operations
                                (UNAUDITED)

                        Three Months Ended June 30,       Six Months Ended June 30,
                            2003              2002              2003          2002
                            =====             ====              ====          ====
Revenues
 Capitation               $ 458,342       $ 421,847            955,033        831,313
 Risk Pool                   (1,433)        107,854            387,359        300,772
 Fee For Service                624           7,749              1,102         16,197
 Sale of software                                -                 -              -
                           ---------     -----------         ----------     ----------
                            457,533         537,450          1,343,494      1,148,282
Cost of revenues
 Capitation                (202,533)       (136,685)          (497,140)      (284,729)
                           ---------        -------           -------        ---------
 Gross margin               255,000         400,765            846,354        863,553
                           ---------        -------           -------        -----------
Operating expenses

 General and administrative 159,118         445,257            734,116        855,695
 Research and development         -               -                 -               -
                             -------        -------          ----------       -------
Income/(loss) from
Operations                   95,882         (44,492)           112,238          7,858
                             --------       -------          ----------       -------
Other income and expense
 Equity interest in earnings
 (loss) of investment            -          116,412               -           111,656
Other net                   (26,297)        (13,928)           (64,926)       (23,326)
                            --------        ---------         ----------       --------
                            (26,297)        102,484            (64,926)        88,330
                            --------        ---------         ----------       --------
Net income/(loss)            69,585          57,992             47,311         96,188
                           ===========   ===========         ===========      ==========

    Basic and diluted      $     0.01       $  0.01            $  0.01         $  0.01

    Weighted average
    shares outstanding   9,383,149        9,383,149           9,383,149       9,383,149
























See accompanying notes to Condensed consolidated financial statements

                       MERIDIAN  HOLDINGS,  INC.
            Condensed Consolidated Statements of Cash Flows
                              (UNAUDITED)

                                                     Six Months Ended June 30,
                                                         2003            2002
                                                         =====          ======
Cash flows from operating activities
  Net income                                            $ 47,311        96,189
  Adjustments to reconcile net Lossincome to net
  cash used in operating activities:
  Loss on abandonment of software                                           -
  Gain on forgiveness of debt                                               -
  Depreciation and amortization                            7,292         5,412
  Equity interest in earnings of investments                                 -
  (Increase) decrease in:
         Restricted cash                                  70,860         38,445
         Accounts receivable                            (160,506)       348,769
         Other current assets                            163,715       (354,355)
         Accounts payable                                 98,328          4,267
         Accrued payroll and other                      (836,467)        13,530
         Incurred but not reported reserve                    -           6,137
         Accrued interest                                     -          14,877
                                                         ---------    ---------
Net cash used in operating activities                   (609,468)       173,270



Cash flow from investing activities
   Acquisition of fixed assets                            (2,524)        (4,560)
   Investment in InterCare                               278,841       (111,411)
   Disposition Of fixed assets                           315,002            -
                                                       ----------     ---------
Net cash used in investing activities                    591,319       (115,971)
                                                       ----------     ---------
Cash flow from financing activities
   Borrowings from majority stockholder/officer               -         (11,262)
   Borrowings on long-term debt                               -               -
   Repayment of debt                                                     (2,046)
   Borrowings on line of credit
                                                         --------      ---------
Net cash (used in) provided by financing activities          -          (13,308)
                                                         ---------     ---------
   (Decrease) increase in cash and cash equivalents      (18,149)        43,991

Cash and cash equivalents, beginning of period            23,040          7,219
                                                         ----------     ----------
Cash and cash equivalents, end of period                $  4,891         51,210
                                                         ==========     ==========

Supplemental Disclosure of non-cash investing and financing activities













See accompanying notes to Condensed consolidated financial statements

                            MERIDIAN  HOLDINGS,  INC.

                   Notes  to Condensed Consolidated  Financial  Statements
1.     General

Basis  of  Reporting

The interim accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended December 31, 2002 included in its Annual Report on Form 10-KSB. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2003.

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

Equity Method

Investments in certain companies whereby the Company owns 20 percent or more interest are carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses, because the Company exercises significant influence over their operating and financial activities. Such investee entities include InterCare-dx, Inc. ("InterCare") and CGI Communications Services, Inc. ("CGI").

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

On April 10, 2003, the board of directors of the registrant approved the transfer of certain assets of the registrant to Meridian Medical Group, P.C, an affiliated entity, valued at $675,022, in exchange for forgiveness of $714,833 debt owed by the registrant. As a result of the above incident, the registrant completely divested itself from InterCare DX, Inc.


                                       CGI

On December 10, 1999, the Company agreed to acquire a 20% equity interest in CGI for common stock. On December 20, 1999, the board of directors authorized the issuance of 4,000,000 pre-split (adjusted to 12,000,000 post-split) shares of common stock in consideration for the 20% of the interest in CGI. At the date of the transaction, the Company's shares opened at a price of $3 per share. Between September 1, 1999 and the acquisition date, the Company's stock sold within a range of $.25 to $3.25 per share (an average of $.97 per share). Because of the limited trading history of the Company, the six-month average was deemed to be a fair valuation of the transaction, resulting in a total investment balance of $3,880,000 as of December 31, 2000 and 1999. The shareholders of CGI were also issued warrants to purchase an additional 1,000,000 pre-split (adjusted to 3,000,000 post-split) shares of common stock at $2 pre-split share (or approximately $0.67 on a post-split basis) over a five-year period as a hedge against any fluctuation of the share price of the common stock in the immediate future. These warrants will expire on December 30, 2004, and none have been exercised as of June, 2003.

3.     Fixed  Assets

Fixed assets consist of the following:

                                            As of
                                           June 30, 2003   December 31,2002
Computer equipment                          $ 91,666             $  78,129
Leasehold improvements                         6,500                 6,500
Office furniture, fixtures and equipment      61,915                72,928
Software                                      25,803                25,803
Medical equipment                              6,654                 6,654
                                             --------              -------
                                             192,538               190,014
Less accumulated depreciation               (151,612)             (144,321)
                                            ---------             --------
                                            $ 40,926              $ 45,693
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

These revenues and expenses have been reflected in the accompanying Consolidated statements of operations for the quarters ended June 30, 2003 and 2002.

The Company has also reflected the monies in the escrow account as of June 30, 2003 and June 30, 2002 as restricted cash in the accompanying consolidated balance sheets. Additionally, Cap-Management Systems, Inc., provides the Company with an estimate as to the incurred but not reported reserve, which has been recorded as such in the accompanying consolidated balance sheets.

During the last quarter filing, the registrant disclosed that it was informed that Tenet HealthSystems Hospitals, Inc., has not been able to renew the hospital agreement with the County of Los Angeles Community Health Plan, due to a contract dispute. The agreement terminated as of November 30, 2002, and the parties remain in renewal discussions.

On August 4, 2003, the registrant was informed that the Tenet HealthSystems Hospitals contract with the County of Los Angeles Community Health Plan, will be renewed for another successive contract period.

Related party Transaction

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

SELECTED  FINANCIAL  DATA

The Company had net working capital of $1,043,313 as at June 30, 2003 compared to $ 507,665 at December 31, 2002. This represents an increase in working capital of 106%. This increase in working capital is attributed to decrease in amounts owed to the majority shareholder who forgave debts owed to him by the Company, in exchange for transfer of certain assets of the company, as was approved by the board of directors of the registrant.

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

RESULTS  OF  OPERATIONS

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF MERIDIAN HOLDINGS FOR THE THREE MONTHS ENDED AND SIX MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THE THREE MONTHS ENDED AND SIX MONTHS ENDED JUNE 30, 2002.

REVENUE

Medical  services  revenues  increased  by   9%  from  $ 421,847  for the  three
months ended June 30, 2002 to $458,342 for the three months ended June 30, 2003, and by 15% from $ 831,313 for the six months ended June 30,
2002  to  $955,033 for   the six  months ended June 30, 2003.

We provided managed care services for approximately 30,000 and 25,000 member months (members per month multiplied by the months for which services were available) during the six months ended June 30, 2003 and 2002, respectively.

This figure is comparative for both the three months and six months ended June 30, 2003 and 2002 respectively.

Revenue generated by our managed care entities under our contracts with HMOs as a percentage of medical services revenue was approximately 99% and 96%, respectively, during the six months ended June 30, 2002 and 2001. Revenue generated by the Los Angeles County Community Health Plan ("CHP") contracts was 99% and 99.9% of medical services revenue for the six months ended June 30, 2003 and 2002, respectively. Revenue generated by LACARE Health Plan ("LACARE") contract was 1% and less than 1% of medical services revenue for the six months ended June 30, 2003 and 2002, respectively. For the three month ended June 30, 2003, revenue from LA CARE Health Plan was 2% of medical services revenue as opposed to less than 1% for the comparable period, June 2002

EXPENSES
Medical claims paid, which includes capitation payments to our contracted primary care IPA physicians and medical claims paid revenue after giving account to IBNR reserves, for the three month period ended June 30,2003 were $ 94,417 or 21% of medical services revenue, compared to $ 136,685 or 25% of medical services revenue for the three month period ended June 30, 2002. Medical services expenses, for the six month period ended June 30,2003 were $351,249 or 26% of medical services revenue, compared to $284,729 or 25% of medical services revenue for the six month period ended June 30, 2002. The decrease for the three month ended June 30, 2003 is due to decrease in volume of claims paid to contracted providers for services rendered. Conversely, the increase for the six months ended June 30, 2003 is to due the high volumes of claims paid during the first quarter of 2003.

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

For the three months ended June 30, 2003 and 2002, payroll and employee benefits for administrative personnel was $121,227, or 26% of total revenues, compared to $121,554 or 23% of revenue, respectively. Payroll and employee benefits for administrative personnel was $238,617 for the six months ended June 30, 2003, or 18% of total revenues, compared to $275,766 or 24% of revenue for the six months ended June 30, 2002. The decrease in employee payroll expenses for the six month was due to reduction in the support staff as well as other cost containment measures implemented by the registrant.

The company had embarked on an aggressive cost containment measures such as closing of the Israeli operation and laying-off of some personnel in order to reduce its operating expense.

Management anticipates that general operating expenses will increase, as it pursues, vigorously, its acquisition of new business opportunities and the integration of the existing ones.

INCOME/LOSS FROM OPERATIONS

The registrant recorded a net income from operations for the three months ended June 30, 2003 of $95,882, or 21% of total revenues, compared to a loss of $44,492, or 8% of total revenues, for the three months ended June 30, 2002. During the six months ended June 30, 2003, the registrant recorded an income from operations of $112,238, or 8.3% of total revenues compared to a net income from operations of $7,858 or 0.7% of total revenues for the six months ended June 30, 2002. The increase in net income from operations is due to the decrease in other operating expenses, as a result of a cost reduction measures.

NET INCOME (LOSS)

The net income for the three months ended June 30, 2003 and 2002 was $69,585 and $57,992 respectively. The net income for six months ended June 30, 2003 and 2002 was $47,311 and $96,188 respectively. The increase in net income for the three month ended June 30, 2003 is due to the reduction in some other expenses, compared to decrease in net income for the six months ended June 30, 2003 as a result of the decrease in equity investment income.

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

During the last quarter filing, the registrant disclosed that it was informed that Tenet HealthSystems Hospitals, Inc., has not been able to renew the hospital agreement with the County of Los Angeles Community Health Plan, due to a contract dispute. The agreement terminated as of November 30, 2002, and the parties remain in renewal discussions. If this contract is not renewed, the registrant will incur a significant loss of revenue since 50% of these fees are reflected as income in the registrants' financial statements.

On August 4, 2003, the registrant was informed that the Tenet HealthSystems Hospitals contract with the County of Los Angeles Community Health Plan, will be renewed for another successive contract period.

The company has negotiated on behalf of Capnet IPA physician network a capitated risk contract with one of the federally qualified HMO located in Los Angeles County, operating within Southern California. This contract will be effective September 1, 2003. The registrant believes that this new contract will increase it's revenue significantly.

PART  II     -  OTHER  INFORMATION

Item 3: LEGAL  PROCEEDINGS
On May 6, 2003, the registrant was served with a summons for a lawsuit filed in the District Court of Jerusalem, Case No A3359/01(BSA 1646/03) titled "Dr. Danny Basel vs Corsys Group LTD; Meridian Holdings, Inc., and Anthony C.
Dike." The plaintiff is seeking amongst other things: enforcement of contract, compensation, negligent misrepresentation, cause in breach of contract and equitable relief.The registrant has been advised that Dr. Basel's employment was terminated for cause by Corsys Group LTD, due to intentional interference with contract and other economic relationship; and negligent interference with economic relationship; breach of fiduciary duty and other complicity in the Sirius/MedMaster matter as disclosed above, as well as an act of sabotage against the registrant, which resulted in significant loss of income and future business opportunities. The registrant has filed a responsive pleading, believes that the allegations against it are without merit, and intends to defend itself vigorously. The case is now in the discovery phase.

On June 5, 2003, the registrant filed a petition and a supporting declaration of Moses O. Onyejekwe, Esq., with the Superior Court of the State of California for the County of Los Angeles, case number BS083660, styled "Meridian Holdings, Inc.(Petitioner) vs. Dale Church, and DOES 1 through 50, inclusive" requesting that the Court grant an order permitting the registrant to file a complaint against the named defendant to alleged Attorney-Client Conspiracy. As of the date of this Quarterly Report, the registrant has not received a hearing date from the Court.

On July 8, 2003, the registrant filed a petition for review with the State of California Supreme Court, case number S117457, styled "Sirius Computerized Technologies, LTD (Petitioner) vs Superior Court of the State of California For the County of Los Angeles (Respondent), Meridian Holdings, Inc. (Real Party in Interest), " after a decision by the Court of Appeal, Appellate District, Division Seven Case No. B166285, which overturned the earlier decision of the Superior Court of California with respect to the issue of jurisdiction, as disclosed in the last quarter filing with SEC. The registrant is requesting that the California Supreme Court grant the registrant's request for review on the basis that there is a need for the law to impose harsh punishments on parties who are guilty of fraud in connection with their contractual dealings and yet expect to benefit from their choice of forum. The case is still pending.

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

Item 6.  Exhibits and Reports on Form 8-K
  31.1 Certification pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 of Anthony C. Dike
  31.2 Certification pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 of Foday Sorsor Conteh
  32.1 Certification pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Anthony C. Dike and Foday Sorsor Conteh


                                   SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 13,  2003             By:  /s/  Anthony  C.  Dike
                              ____________________________________Signature
                                        Anthony  C.  Dike
                                    Chief  Executive  officer

Exhibit	          Description of Document
Number

  31.1 Certification pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 of Anthony C. Dike
  31.2 Certification pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 of Foday Sorsor Conteh
  32.1 Certification pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Anthony C. Dike and Foday Sorsor Conteh

                                    EXHIBIT 31.1

                                CERTIFICATION  PURSUANT  TO SECTION 302
                                 OF  THE  SARBANES-OXLEY  ACT  OF  2002


I, Anthony C. Dike, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Meridian Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

  a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

   c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) any  fraud,  whether   or  not   material,  that  involves  management  or
other employees who have a significant role in the registrant's internal control over financial reporting.


Date:     August 13, 2003

By:_/s/ Anthony C. Dike
Anthony C. Dike
Chairman and CEO (Principal Executive Officer)

                                    EXHIBIT 31.2

                                CERTIFICATION  PURSUANT  TO SECTION 302
                                 OF  THE  SARBANES-OXLEY  ACT  OF  2002


I, Foday Sorsor Conteh, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Meridian Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

  a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

   c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) any  fraud,  whether   or  not   material,  that  involves  management  or
other employees who have a significant role in the registrant's internal control over financial reporting.


Date:     August 13, 2003

By:_/s/ Foday Sorsor Conteh
Foday Sorsor Conteh
Vice President Finance (Principal Financial Officer)

Exhibit 32.1




                                CERTIFICATION  PURSUANT  TO SECTION 906
                                 OF  THE  SARBANES-OXLEY  ACT  OF  2002


In connection with the quarterly report of Meridian Holdings, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Anthony C. Dike, the Chief Executive Officer, and Mr.
Foday Sorsor Conteh, Vice President Finance, of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Meridian Holdings, Inc., and will be retained by Meridian Holdings, Inc., and furnished to the Securities and Exchange Commission or its staff upon request.


DATE:  August 13,   2003        By:  /s/  Anthony  C.  Dike
                                        -------------------
                                         Anthony  C.  Dike
                                        Chairman  and  CEO


                                 By:  /s/  Foday  Sorsor  Conteh
                                        -------------------
                                         Foday  Sorsor  Conteh
                                       Vice  President  Finance