Form 10QSB
period 2003-09-30
MERIDIAN HOLDINGS INC
filed 2003-11-14
CIK 1071758

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                              FORM  10-QSB

(  X )    QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For  the  Quarterly  Period  Ended       September  30,  2003

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

As  of   September  30,  2002,   Meridian   Holdings,   Inc.,   Registrant   had
9,370,649 shares  of  its  $0.001  par  value  common  stock  outstanding.











                                       Page  1 of 12 sequentially numbered pages
                                                                     Form 10-QSB
                                                              Third Quarter 2003
                            MERIDIAN  HOLDINGS,  INC.

                                      INDEX

                                                                               PAGE
                                                                               ----
PART  I.  FINANCIAL INFORMATION

          Condensed Consolidated Balance Sheets                                    3

          Condensed Consolidated Statements of Operations                          4

          Condensed Consolidated Statements of Cash Flows                          5

          Notes to Condensed Consolidated Financial Statements                   6-8

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            10-13

PART II   OTHER INFORMATION
          Legal Proceedings                                                       13
          Additional Information                                                  13
          Signature                                                               13

                              MERIDIAN  HOLDINGS,  INC.
                       Condensed Consolidated Balance Sheets
                                   (Unaudited)


ASSETS
                                                      As  of  Sept.  30,
                                                      2003               2002
                                                   ==========        ==========
Current  assets
Cash  and  cash  equivalents                          $ 8,838        $     2,071
    Restricted  Cash  (Note 1)                        410,973            623,286
Accounts  receivable,  net  of  allowance  for
doubtful accounts of ($179,812)                     1,348,643          1,099,909
Other current assets                                   81,176             53,140


                                                     ---------        ----------
Total current assets                                1,849,630          1,778,406

Fixed assets, net of accumulated depreciation          45,133            380,122
Pre-paids                                                 -                4,541
Investments                                         3,448,564          3,915,003
                                                     ---------         ----------
 Total assets                                     $ 5,343,327       $  6,078,072
                                                     ==========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                    $ 296,879        $   180,388
Accrued payroll and other                                -               144,000
Reserve for incurred but not reported claims          216,553            366,258
Accrued interest                                        -                 45,716
Line of credit                                         98,002             65,063
Current portion of long-term debt                         -               96,375
                                                       -------            -------
    Total current liabilities                         611,434            897,800

Long Term liabilities
    Loan from majority stockholder/officer                -              266,380
    Long-term debt, net of current portion            173,638            297,625
                                                      ---------         ---------
    Total liabilities                                 785,072          1,461,805
                                                      =========        ==========
Commitments and contingencies

Stockholders' equity
Preferred stock (20,000,000 shares authorized,
par value $0.001; no shares issued and outstanding)         -               -
Common stock (100,000,000 shares authorized, par value
$0.001; 9,370,649 shares issued and outstanding as
at September 30, 2003 and 9,370,649 as at
September 30, 2002                                      9,370              9,370
Additional paid-in capital                          5,031,475          4,947,424
Accumulated deficit                                  (482,590)          (340,527)
                                                     ----------       ----------
    Total stockholders' equity                      4,558,255          4,616,267
                                                     -----------     -----------
    Total liabilities and stockholders' equity    $ 5,343,327       $  6,078,072
                                                     ============    ============

See accompanying notes to Condensed consolidated financial statements

                        MERIDIAN  HOLDINGS,  INC.
             Condensed Consolidated Statements of Operations
                                (UNAUDITED)

                            Three Months Ended Sept 30,  Nine Months Ended Sept 30,
                             2003             2002            2003          2002
                            =====             ====              ====          ====
Revenues
 HMO Capitation Revenue    $ 444,006       $ 492,033     $ 1,399,039     $ 1,323,347
 Risk Pool Revenue (Note7)   185,337         264,612         572,696         565,384
  Fee For Service              1,808           9,131           2,910          25,327
                            --------      ----------      -----------      ---------
                             631,151         765,776       1,974,645       1,914,058

General Operating expenses

 Cost of Provider Services   197,746         156,668         698,538         441,360
  General and Administrative 364,607         574,644       1,092,615       1,424,444
                             --------       --------       ----------        -------
Income/loss from operations   68,798          34,464         183,492          48,254
                             --------       --------       ----------        -------

Other income and expense
 Equity interest in earnings
 (loss) of investment              -              99             -           111,312
 Other net                     4,066           8,209          68,992         (31,289)
                             --------       -------         ----------       --------
 Net Other                     4,066           8,308          68,992          80,023
                             --------       -------          ----------      --------
Net income/loss before
 Extraordinary items.         64,732          26,156         114,500         128,277
                             --------       -------          ---------      ----------

Net income after
 Extraordinary items      $   64,732          26,156     $   114,500       $ 128,277
                             ===========    ===========     ===========    ==========
Net income/loss per share:
 Basic and diluted - Net
 Income(loss)             $  0.007             0.0003      $ 0.012          $  0.014

                            ==========     ==========      ==========      ==========
    Weighted average
    shares outstanding   9,370,649         9,370,649       9,370,649       9,370,649


















See accompanying notes to Condensed consolidated financial statements

                       MERIDIAN  HOLDINGS,  INC.
            Condensed Consolidated Statements of Cash Flows
                              (UNAUDITED)

                                                     Nine Months Ended Sept 30,
                                                         2003            2002
                                                         =====          ======
Cash flows from operating activities
  Net income                                         $ 114,499         $  128,276
  Adjustments to reconcile net Loss to net
  cash used in operating activities:
  Loss on abandonment of software                             -                 -
  Gain on forgiveness of debt                                 -                 -
  Depreciation and amortization                         11,353             26,182
  Equity interest in earnings of investments                  -                 -
  (Increase) decrease in:
         Restricted cash                                (9,981)          (292,054)
         Accounts receivable                          (245,155)           385,621
         Other current assets                          (20,390)           (39,799)
         Accounts payable                               71,844            (22,362)
         Accrued payroll and other                    (606,650)          (139,475)
         Incurred but not reported reserve             (49,405)           222,233
         Accrued interest                              (49,172)             45,716
                                                       ----------        ----------
Net  cash  used  in  operating  activities            (781,057)           314,388
                                                       ---------         ----------
Cash  flow  from  investing  activities
   Acquisition  of  fixed  assets                      (10,792)          (368,434)
   Disposition of Fixed Asset                          315,002                  -
   Investment  in  Intercare                           298,931           (111,312)
   Investments in CGI                                  163,715                  -
                                                      ----------         ---------
Net  cash  used  in  investing  activities             766,856           (479,746)
                                                      -----------        ---------

Cash flow from financing activities
   Borrowings from majority stockholder/officer                           266,380
   Borrowings on long-term debt                             -                -
   Repayment of debt                                        -            (124,905)
   Borrowings on line of credit                             -              18,785
                                                      --------          ---------
Net cash (used in) provided by financing activities          -            160,260
                                                      --------          ---------
   (Decrease) increase in cash and cash equivalents   (14,201)             (5,148)

Cash and cash equivalents, beginning of period         23,040               7,219
                                                       ----------      ----------
Cash and cash equivalents, end of period              $ 8,838             $ 2,071
                                                      ==========       ==========











See accompanying notes to Condensed consolidated financial statements

                            MERIDIAN  HOLDINGS,  INC.

                   Notes  to Condensed Consolidated  Financial  Statements
1.     General

Basis  of  Reporting

The interim accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended December 31, 2002 included in its Annual Report on Form 10-KSB. Operating results for the nine-month period ended Septmber 30, 2003 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2003.

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

                                       CGI

On December 10, 1999, the Company agreed to acquire a 20% equity interest in CGI for common stock. On December 20, 1999, the board of directors authorized the issuance of 4,000,000 pre-split (adjusted to 12,000,000 post-split) shares of common stock in consideration for the 20% of the interest in CGI. At the date of the transaction, the Company's shares opened at a price of $3 per share. Between September 1, 1999 and the acquisition date, the Company's stock sold within a range of $.25 to $3.25 per share (an average of $.97 per share). Because of the limited trading history of the Company, the six-month average was deemed to be a fair valuation of the transaction, resulting in a total investment balance of $3,880,000 as of December 31, 2000 and 1999. The shareholders of CGI were also issued warrants to purchase an additional 1,000,000 pre-split (adjusted to 3,000,000 post-split) shares of common stock at $2 pre-split share (or approximately $0.67 on a post-split basis) over a five-year period as a hedge against any fluctuation of the share price of the common stock in the immediate future. These warrants will expire on December 30, 2004, and none have been exercised as of September 30 , 2003.

3.     Fixed  Assets

Fixed assets consist of the following:

                                            As of
                                           Sept 30, 2003   December 31,2002
Computer equipment                          $ 99,934             $ 87,574
Leasehold improvements                         6,500                6,500
Office furniture, fixtures and equipment      61,915               61,915
Software                                      25,803               25,803
Medical equipment                              6,654                6,654
ICE software source code                         -                350,000
                                             --------              -------
                                             200,806              538,446
Less accumulated depreciation               (155,673)            (158,324)
                                            ---------             --------
                                           $  45,133            $ 380,122
                                            =========            ==========

4.     Line  of  Credit

The Company has a $50,000 line of credit with a financial institution. Related advances bear interest at 6.5%, and interest is payable monthly. The line of credit expires March 21, 2004.

5.     Long-term  Debt

The Company has various loans with financial institutions and majority shareholder, with interest rates ranging from 4% to 15% and maturity dates ranging from 2015 to 2024.

6.     Risk  Pool  Agreement

The Company is a party to a Risk Pool Agreement (the "Agreement") with Tenet HealthSystem Hospitals, Inc. ("Tenet"). Pursuant to the Agreement, 50% of the monthly capitation revenue is received directly by the Company, and the remaining 50% is deposited into an escrow account from which Cap-Management Systems, Inc., a subsidiary of Tenet pays all facility related claims expenses, reinsurance expenses, make allowance for IBNR reserve, and retains a management fee, the Company is responsible for 50% of Profit
(loss) after all institutional claims reinsurance and management fees are paid, and Incurred But Not Reported ("IBNR") reserve have been accounted for.

These   revenues   and   expenses  have   been  reflected  in  the  accompanying
consolidated   statements   of   operations  for the  for   the  quarters  ended
September  30,  2003  and  2002.

The Company has also reflected the monies in the escrow account as of September 30, 2003 and September 30, 2002 as restricted cash in the accompanying consolidated balance sheets. Additionally, Cap-Management Systems, Inc., provides the Company with an estimate as to the incurred but not reported reserve, which has been recorded as such in the accompanying consolidated balance sheets.

Other Events

On Septemebr 19, 2003, the company announced that it has negotiated on behalf of Capnet IPA physician network a capitated risk contract with one of the federally qualified HMO located in Los Angeles County, operating within Southern California. This contract will be effective September 1, 2003. The registrant believes that this new contract will increase it's revenue significantly.

Subsequent Events

On October 10, 2003, the registrant was informed that the Tenet HealthSystems Hospitals contract with the County of Los Angeles Community Health Plan, was renewed for another successive contract period.

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

SELECTED  FINANCIAL  DATA

The Company had net working capital of $ 1,238,296 as at September 30, 2003 compared to $ 880,606 at September 30, 2002. This represents an increase in working capital of 41%. This increase in working capital is due to decrease in current liabilities during the reporting period.

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

RESULTS  OF  OPERATIONS

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF MERIDIAN HOLDINGS FOR THE THREE MONTHS ENDED AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO THE THREE MONTHS ENDED AND NINE MONTHS ENDED SEPTEMBER 30, 2002.

REVENUE

Medical services (Capitation) revenues decreased by 10% from $492,033 for the three months ended September 30, 2002 to $ 444,006 for the three months ended September 30, 2003, and increased by 6% from $1,323,347 for the nine months ended September 30, 2002 to $1,399,039 for the nine months ended September 30, 2003. The decrease in revenue for the three months ended September 2003 is due to decreased membership enrolment in the Capnet IPA physician network. The increase during the nine months ended September 2003 is due to increased overall membership enrollment in the Capnet IPA physician network. Risk pool revenue for the three months ended September 30, 2003 was $185,337, a decrease of 30% compared to $264,612 for the same period in 2002. For the nine months ended September 30, 2003, risk pool revenue was $572,696, an increase of 1 % compared to $ 565,384 for the nine month ended September 30, 2002. The decrease in risk pool revenue for the three months ended September 2003 was due to decrease in membership enrolment, with concomitant increase in claims expense.

We provided managed care services for approximately 75,000 and 55,000 member months (members per month multiplied by the months for which services were available) during the nine months ended September 30, 2003 and 2002, respectively.

Revenue generated by our managed care entities under our contracts with HMOs as a percentage of medical services revenue was approximately 100% during the nine months ended September 30, 2003 and 2002 respectively. Revenue generated by the Los Angeles County Community Health Plan ("CHP") contracts was 99% of medical services revenue for the nine months ended September 30, 2003 and 2002, respectively. Revenue generated by LACARE Health Plan ("LACARE") contract was approximately 1% of medical services revenue for the three and nine months ended September 30, 2003 and 2002, respectively.

EXPENSES

Of the $364,607 General Operating expenses for the three months ended September 30, 2003, $197,746 was paid for the cost of provider services, which consist of capitation payments to our contracted primary care providers or 45% of medical services revenue after giving account to IBNR reserves, compared to $156,668 or 32% of medical services revenue for the three month period ended September 30, 2002.

General and administrative expenses were $ 364,607 or 58 % of total revenues and $574,644 or 75% of total revenues, for the three months ended September 30, 2003 and September 30, 2002 respectively and $1,092,615 or 55% of total revenues compared to $1,424,444 or 74% of total revenues for the nine months ended September 30, 2003 and 2002 respectively. Medical claims expenses, for the nine month period ended September 30, 2003 were $482,314 or 24% of medical services revenue, compared to $488,582 or 25.5% of medical services revenue for the nine month period ended September 30, 2002.

Medical claims represent the costs of medical services provided by other healthcare providers other than our contracted primary care providers, but which are to be paid by us for individuals covered by our capitated risk contracts with HMOs. Our Medical claim loss ratio for nine months ended September 30, 2003 is 89% of total revenue as compared to 66% for comparable period in 2002. Our Medical Claim Loss Ratio varies from quarter to quarter due to fluctuations in utilization, the timing of claims paid by the HMOs on our behalf, as well as increases in medical costs without counter balancing increases in capitation revenues.

For the three months ended September 30, 2003, payroll and employee benefits for administrative personnel was $147,131 or 23% of total revenues, compared to $111,913 or 15% of revenue for comparable period in 2002, respectively. Payroll and employee benefits for administrative personnel was $375,320 for the nine months ended September 30, 2003, or 19% of total revenues, compared to $349,995 or 18% of revenue for comparable period in 2002. The increase in employee payroll expenses was due to hiring additional support staff

INCOME/LOSS  FROM  OPERATIONS

The registrant recorded a profit from operations for the three months ended September 30, 2003 of $68,798, or 11% of total revenues, compared to a profit of $34,464, or 4.5% of total revenues, for the three months ended September 30, 2002.

During the nine months ended September 30, 2003, the registrant recorded a profit from operations of $183,492, or 9% of total revenues compared to a profit from operations of $48,254 or 2.5% of total revenues for the nine months ended September 30, 2002. The increase in net profit from operations are due to the decrease in operating expenses, decrease in cost of medical claims paid and outside consultants fees.

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

RECENT  EVENTS

On September 19, 2003, the company announced that it has negotiated on behalf of Capnet IPA physician network a capitated risk contract with one of the federally qualified HMO located in Los Angeles County, operating within Southern California. This contract will be effective September 1, 2003. The registrant believes that this new contract will increase it's revenue significantly.

On October 10, 2003, the registrant was informed that the Tenet HealthSystems Hospitals contract with the County of Los Angeles Community Health Plan, was renewed for another successive contract period.

On November 5, 2003, the board of directors approved the appointment of Mr. Michael S. Muldavin, as a new member of the Board of Directors of the registrant, following the acceptance of the resignation of Mr. Scott Wellman, Esq., as a member of the board of directors.

PART  II     -  OTHER  INFORMATION

LEGAL  PROCEEDINGS

As of this writing the Company is involved in various litigations stemming from its' purchase of the assets of Sirius Computerized Technologies of Israel and these litigations are in various stages of the legal process. (Please see form 10qsb of Second Quarter of 2003 filed with SEC at www.sec.gov)

From time to time, we may be engaged in litigation in the ordinary course of our business or in respect of which we are insured or the cumulative effect of which litigation our management does not believe may reasonably be expected to be materially adverse. With respect to existing claims or litigation, our management does not believe that they will have a material adverse effect on our consolidated financial condition, results of operations, or future cash flows.

ADDITIONAL  INFORMATION
Item 6.  Exhibits and Reports on Form 8-K
  31.1 Certification pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 of Anthony C. Dike
  31.2 Certification pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 of Foday Sorsor Conteh
  32.1 Certification pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Anthony C. Dike and Foday Sorsor Conteh

                                   SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13,  2003             By:  /s/  Anthony  C.  Dike
                              ____________________________________
                                        Anthony  C.  Dike
                                    Chief  Executive  officer

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


Date:     Novemebr 13, 2003

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


Date:     Novemebr 13, 2003

By:_/s/ Foday Sorsor Conteh
Foday Sorsor Conteh
Vice President Finance

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


DATE: November 13,   2003        By:  /s/  Anthony  C.  Dike
                                        -------------------
                                         Anthony  C.  Dike
                                        Chairman  and  CEO


                                 By:  /s/  Foday  Sorsor  Conteh
                                        -------------------
                                         Foday  Sorsor  Conteh
                                       Vice  President  Finance