Form 10KSB
period 2003-12-31
MERIDIAN HOLDINGS INC
filed 2004-04-01
CIK 1071758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D.  C.  20549

                                  FORM  10-KSB

(  X  )   ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR 15 (d) OF THE SECURITIES
                                    EXCHANGE  ACT  OF  1934

          For  the  Fiscal Year Period Ended       December  31,  2003

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

The  Registrant's  revenues for the year ended December 31, 2003 were $2,624,135

As of December 31, 2003, the Registrant had 9,370,646 shares of its $0.001 par value common stock outstanding. Based upon the closing price at such date, aggregate market value was $1,405,597








                                        Page 1 of 28 sequentially numbered pages
                                                                     Form 10-KSB
                       Annual Report For The Fiscal Year Ended December 31, 2003

                                TABLE OF CONTENTS

                                                                    Page Number
                                    PART  I

Item 1. Description of Business . . . . . . . . . . . . . . . . . . . .  . . .3

Item 2. Description of Property . . . . . . . . . . . . . . . .  . . . . . . .12

Item 3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . 12

Item 4. Submission of Matters to a Vote of Security Holders Our . . . ... . . 13

                                  PART II

Item 5. Market for Common Equity and Related Stockholder matters . . . . . .. 14

Item 6. Management's Discussion and Analysis . . . . . . . . . . . . . . . . .15

Item 7. Financial Statements  . . . . . . . . . .  . . . . . . . . . . . . . .18

Item 8. Changes In and Disagreements With Accountants on Accounting and .. . .18
Financial Disclosure

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons . . . . .18

Item 10. Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . .21

Item 11. Security Ownership of Certain Beneficial Owners and Management . . . 22

Item 12. Certain Relationships and Related Transaction . . . . . . . . . . .. 22

Item 13. Exhibits and Reports on Form 8-k  . . . . . . . . . . . . . . . . . .23

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

2.     InterCare DX,  Inc.

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

2. Tertiary care and community hospitals with shared interest in managing risk contracts in a highly capitated managed care environment

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

                       InterCare DX, Inc.

InterCare DX, Inc. formerly known as Inter-Care Diagnostics, Inc., is organized in the State of California. The company is an innovative software products and services company specializing in providing healthcare management
and  information   system   solutions.   The  Company  recently  completed  the
development of ICE(tm) software, which comprises of three primary layers:

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

Medical knowledge base / lexicon

Multiple  third-party  knowledge bases and lexicons can be readily  incorporated
into  ICE(tm)   including  ICD9,   CPT4,  DSM-4,  application  objects,  lexicon
objects, security objects and individual user preferences, in addition to Intercares' proprietary knowledge base engine known as ICOL(tm)
Bi-directional legacy integration middleware

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

EMPLOYEES

As of December 31, 2003, the Company had approximately 18 full-time employees. Of the total,15 were employed at the Company's executive offices. No employee of the Company is covered by a collective bargaining agreement or is represented by a labor union. The Company considers its employee relations to be good.

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

ITEM 3. LEGAL PROCEEDINGS

On May 6, 2003, the registrant was served with a summons for a lawsuit filed in the District Court of Jerusalem, Case No A3359/01(BSA 1646/03) titled "Dr. Danny Basel vs Corsys Group LTD; Meridian Holdings, Inc., and Anthony C.
Dike." The plaintiff is seeking amongst other things: enforcement of contract, compensation, negligent misrepresentation, cause in breach of contract and equitable relief.The registrant has been advised that Dr. Basel's employment was terminated for cause by Corsys Group LTD, due to intentional interference with contract and other economic relationship; and negligent interference with economic relationship; breach of fiduciary duty and other complicity in the Sirius/MedMaster matter as disclosed previously with SEC, which resulted in significant loss of income and future business opportunities. The registrant has filed a responsive pleading, believes that the allegations against it are without merit, and intends to defend itself vigorously. The case is now in the discovery phase.

On July 19, 2001, Ventures & Solutions, LLC, filed a lawsuit against the company, styled Ventures & Solutions, LLC, Plaintiff v. Meridian Holdings, Inc., Defendant, Circuit Court of Alexandria, Virginia, Case No. C10517. The company was served with a copy of the Complaint on August 6, 2001. Plaintiff has alleged that the company owes it approximately $29,000.00, pre and post judgment interest, and attorneys' fees and costs. The Virginia court ruled in favor of the plaintiff, for the actual amount claimed owed in April 2003.

On June 5, 2003, the registrant filed a petition and a supporting declaration of Moses O. Onyejekwe, Esq., with the Superior Court of the State of California for the County of Los Angeles, case number BS083660, styled "Meridian Holdings, Inc.(Petitioner) vs. Dale Church, and DOES 1 through 50, inclusive" requesting that the Court grant an order permitting the registrant to file a complaint against the named defendant to alleged Attorney-Client Conspiracy. The case is still pending.

On July 8, 2003, the registrant filed a petition for review with the State of California Supreme Court, case number S117457, styled "Sirius Computerized Technologies, LTD (Petitioner) vs Superior Court of the State of California
For the County of Los Angeles (Respondent), Meridian Holdings, Inc. (Real Party in Interest), " after a decision by the Court of Appeal, Appellate District, Division Seven Case No. B166285, which overturned the earlier decision of the Superior Court of California with respect to the issue of jurisdiction, as disclosed in the previous quarterly filing with SEC. The, registrant was requesting that the California Supreme Court grant the registrant's request for review on the basis that there is a need for the law to impose harsh punishments on parties who are guilty of fraud in connection with their contractual dealings and yet expect to benefit from their choice of forum. The request was denied. The Company is currently reviewing all its available options options under the law with respect to this matter.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 6, 2004 the shareholders voted to re-appoint Mr. Andrew Smith CPA, as the Company's independent accountant for the fiscal year ended December 31, 2003. Also, the shareholders re-approved the Registrants' 2001 stock option plan for 2004, as well as the election of the following directors for another one year term:

     Mr.  James  Truher
     Mr.  Michael Muldavin
     Mr.  Randy Simpson
     Mrs  Marcelina  Offoha

PART  II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTER

The Common Stock is currently quoted on the OTC Bulletin Board, maintained by the National Association of Security Dealers, Inc. under the Symbol: MRDH, and there is presently only a very limited market for the Common Stock. Historically the spread between the bid and asked price of the Company's Common Stock has been large, reflecting limited trading in the stock. The price range of the Company's Common Stock has varied significantly in the past months, ranging from a high bid of $0.60 and a low bid of $0.08 per share. The trading price for the Common Stock has fluctuated widely in the recent past. The above prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

The following information with respect to the high and low bid price of our shares was obtained from the National Quotation Bureau.

<BTB>
                                    High                  Low
Calendar 2003
Quarter ended March 31              0.02                  0.02
Quarter ended June  30              0.07                  0.07
Quarter ended September 30          0.08                  0.08
Year ended December 31, 2003        0.15                  0.15


<BTB>
                                    High                  Low
Calendar 2002
Quarter ended March 31              0.08                  0.02
Quarter ended June  30              0.07                  0.02
Quarter ended September 30          0.04                  0.02
Year ended December 31, 2002        0.02                  0.02


At December 31, 2003, the company had approximately 700 shareholders of record for its common stock. Our preferred shares have never been offered to the public, therefore have never been publicly traded.

SELECTED  FINANCIAL  DATA

The Company had net working capital of $1,279,979 as at December 31 2003 compared to $507,664 at December 31, 2002. This represents an increase in working capital of 152%. This increase in working capital is attributed to the liquidation of certain debts owed by the registrant by pledging of certain assets, as well as forgiveness of certain debts by the Chairman and CEO of the registrant during the period ended December 31, 2003.

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

RESULTS  OF  OPERATIONS

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF MERIDIAN HOLDINGS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2003 AS COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2002.

REVENUE

Medical  services revenues increased by  0.2% from  $2,618,894  for  the  twelve months ended December 31, 2002 to $2,624,135 for the twelve months ended December 31, 2003. The slight increase in medical services revenue is attributed to the conversion of some out members from the primary care only to our full risk contract. The later having more per member per month capitation rate from the health plan. No revenue was generated from software licensing fees royalties during the last two consecutive years.

Revenue generated from our managed care contracts with HMOs as a percentage of medical services revenue was approximately 100% and 99%, respectively, during the twelve months ended December 31, 2003 and 2002. Revenue generated by the Los Angeles County Community Health Plan ("CHP") contracts was 99% and 98% of medical services revenue for the twelve months ended December 31, 2003 and 2002, respectively. Revenue generated by LACARE Health Plan ("LACARE") contract was less than 1% of medical services revenue for the comparable period.

Cost of Revenues

The cost of revenue for twelve months ended December 31, 2003 is $900,203, compared to $1,358,566 for twelve months ended December 31, 2002. This represents a 34% decrease in cost of revenue. The decrease in cost of revenue is attributed to movement of some of our contracted members from our primary care only contract to our full risk contract, with overall increase in per member per month fee re-imbursement from the HMO under this arrangement, coupled with loss of membership during the period.

Direct medical costs includes all costs associated with providing services for CAPNET IPA contracted members, including direct medical payment to physician providers, hospitals and ancillary services on capitated and fee for service basis. For the year ended December 31, 2003, these cost represents 59% of total revenue compared to 51% for the year ended December 31, 2002. This is referred to as Medical Loss Ratio (MLR). The increase in Medical Loss Ratio is due to increase in volume of claims paid to contracted providers and hospitals for services rendered. Medical claims represent the costs of medical services provided by other healthcare providers other than our contracted primary care providers, but which are to be paid by us for individuals covered by our capitated risk contracts with HMOs. Our Medical Loss Ratio varies from quarter to quarter due to fluctuations in utilization, the timing of claims paid by the HMOs on our behalf, as well as increases in medical costs without counterbalancing increases in capitation revenues.

EXPENSES

General and administrative expenses were $1,515,505 or 43 % of total revenues for the twelve months ended December 31, 2003, compared to $1,371,574 or 49% of total revenues for twelve months ended December 31, 2002. The decrease in general and administrative expense is due laying off of some employees, as well the implementation of additional cost reduction measures during the twelve months ended December 31, 2003.

Of the $1,515,505 administrative expense for the period ended December 31, 2003, $549,301 was for employee salaries and wages, $86,533 was for rent and lease payments, $71,082 was for insurance including stop-loss, D&O liability, general and liability, Medical Mal-practice, Workermans' Compensation, employees health and dental insurance, $51,438 was for payment of outside consultants and rest was for other corporate purposes.

INCOME/LOSS FROM OPERATIONS

The registrant recorded a net income from operations for the twelve months ended December 31, 2003 of $138,566, compared to a net loss of $43,803 during comparable period in 2002. The increase in net income from operations is due to the increase in revenue following the conversion of some of our members from primary care only contract to the full risk contract which has a higher per member per month re-imbursement. Management believes that trend will continue for 2004, due to the activation of new HMO contracts and royalties from ICE(tm) software license sales.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

This  Form   10-KSB  contains  certain  forward-looking  statements  within  the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, the words
"believe," "anticipate," "think," "intend," "plan," "will be," and similar expressions, identify such forward-looking statements. Such statements regarding future events and/or the future financial performance of our Company are subject to certain risks and uncertainties, which could cause actual events or our actual future results to differ materially from any forward-looking statement. Certain factors that might cause such a difference are set forth in our Form
10-K for the period ended December 31, 2003, including the following: our success or failure in implementing our current business and operational strategies; the availability, terms and access to capital and customary trade credit; general economic and business conditions; competition; changes in our business strategy; availability, location and terms of new business development; availability and terms of necessary or desirable financing or refinancing; labor relations; the outcome of pending or yet-to-be instituted legal proceedings; and labor and employee benefit costs.

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

The state of California has stopped all marketing activities for the Healthy Family Program, and this will impact our revenue from this line of business due to membership attrition. Also, on December 31, 2003, Capnet IPA terminated the Healthy Family agrrement with LACARE due to a low membership enrollment.

PLAN  OF  OPERATIONS

On March 27, 2003, the registrant issued a press release announcing the appointment of Mr. Randy Simpson, CPA, as the new member of the board of directors, as well as the resignation of Dr. James Kyle,11 from the board of directors of the registrant.

On July 30, 2003, the Company through its' CAPNET IPA physician Network Renewed its' Medical Services contract for another two years term with the Los Angeles County Community Health Plan.

On September 19, 2003, the registrant issued a press release announcing signing of a Medical Services Agreement between Capnet IPA and UHP healthcare

Under the terms of this one year automatically renewable agreement, Capnet IPA will provide covered medical services to assigned members of UHP Healthcare, in a culturally sensitive manner, through Capnet's network of affiliated physicians, hospitals and other ancillary services providers within Los Angeles, Orange and San Bernardino counties of California.

The company projects that this agreement with UHP Healthcare which includes the following product-lines: Medicare, Medi-Cal, Commercial, Healthy Family and Access for Infants and Mothers (AIM) program, will provide revenue based on member enrollments.

RECENT  EVENTS

On March 6 2004, the following board members were re-elected to serve as Directors of the company until the next annual meeting or until their successors are elected and qualified :

1.   Michael Muldavin
2.   James Truher
3.   Randy Simpson
4.   Marcellina Offoha

Additionally, shareholders ratified the reappointment of Andrew Smith, CPA, as the independent auditor for the fiscal year ending December 31, 2003 and re-approved the Company's 2001 Joint Incentive and Non-Qualified Stock Option Plan for fiscal year 2004.

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

The following is the list of members of the board of directors elected during the annual shareholders meeting held on March 6, 2003.

James  W.  Truher
-----------------
Mr. Truher, aged 69, has been a Director of the Company since August 19, 1999. Mr. Truher has over 40 years management and engineering experience in the telecommunications industry. He is currently, the Chairman and Chief Executive officer of Superwire.Com, an Internet services and content provider company.
Mr. Truher owns Columbia Management Corp., a telecommunications services and investment company. In 1988, Mr. Truher founded and served as Chairman of the Board and Chief Executive officer of SelecTel Corporation, which prior to a merger with a public company, was an AT&T Co-Marketing Partner and system integration company. Mr. Truher then served as Chairman and Chief Executive officer of two publicly traded NASDAQ telecom companies and has worked extensively with foreign PTT telephone companies. In 1981, Mr. Truher founded and was the Chief Executive officer of Polaris Intelcom, the first shared tenant service company in California.

Marcellina  Offoha,  Ph.D.
--------------------------

Ms. Offoha, age 49, a director of the Company in October 1999, Ms. Offoha has extensive experience in teaching and counseling. Ms. Offoha has taught at several universities such as Shaw University, Ithaca College, State University of New York, Philadelphia College of Pharmacy & Science, Temple University, and Morgan State University. Ms. Offoha holds a Ph.D. in Sociology from Temple University, Philadelphia, Pennsylvania.

Michael Muldavin, J.D.
---------------------
Mr. Michael Muldavin, age 81 is the Chairman of Sandock Fund, Sandock Investment Trust and Benchmark Company Group.

He was formerly the associate dean and clinical professor of medicine at The University of California, Irvine, College of Medicine. He was also a Medical Economist for California State Department of Public Health, and assisted in the drafting of Medi-Cal legislation in 1967-1968 period. Earlier in his career as a WWII veteran, he served as the Chief of Labor Administration in Japan, under General MacArthur.

Mr. Muldavin holds a Bachelors of Science degree in Mathematics and Engineering, Masters of Science degree in Economics and Public Health, Juris Doctorate degree with specialization in administrative law, all degrees from Harvard University. He also holds a Masters in Public Health degree from UCLA School of Public Health.

Randy Simpson
------------

Mr. Randy Simpson, age 48, a Certified Public Accountant with nearly 30 years' experience, began his career with Ernst & Young's Salt Lake City office. He has served in a variety of finance and accounting capacities, including chief financial officer for Rocky Mountain Helicopters (medical helicopters) and controller (Gulf Energy). In conjunction with his independent accounting practice, he has provided registration work and financial advisory assistance to a number of North American public companies. He received a BS in marketing and an MS in accounting from Utah State University.

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

It is composed of Messrs. Simpson, Truher, Muldavin and Ms. Offoha

EXECUTIVE COMMITTEE:

         The Executive Committee may exercise the power of the Board of Directors in the management of the business and affairs of the Corporation at any time when the Board of Directors is not in session. The Executive Committee shall, however, be subject to the specific direction of the Board of Directors and all actions must be by unanimous vote. It is composed of Messrs. Dike, Truher, and Robert L. Smith.

Meetings of the  Board  of  Directors

During the fiscal year ended December 31, 2003, the Company's Board of Directors acted five times by a unanimous written consent in lieu of a meeting. Each member of the Board participated in each action of the Board.

AUDIT AND ETHICS COMMITTEE REPORT

Management has the primary responsibility for the financial reporting process and the audited consolidated financial statements, including the systems of internal controls. The Corporation's independent auditors, Mr. Andrew
Smith  CPA,  is  responsible for expressing  an  opinion   on  the   quality
and conformity of consolidated financial statements with accounting principles generally accepted in the United States. In our capacity as members of the Audit and Ethics Committee and on behalf of the Board of Directors, we oversee the Corporation's financial reporting process and monitor compliance with its Code of Ethics and Business Conduct. The Audit Committee has not adopted a written charter, which has been approved by the Board of Directors

The members of the Audit and Ethics Committee are independent as defined by the listing standards of the National Association of Securities Dealers(NASD)

In connection with our oversight responsibilities, we have:

     - discussed with the internal and independent auditors the overall scope and plans for their audits;

     - reviewed and discussed the audited consolidated financial statements included in Meridian Holdings 2003 Annual Report with management and the independent auditors;

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

Based on the reviews and discussions referred to above, we recommended to the Board of Directors (and the Board has approved) the inclusion of the audited Consolidated financial statements referred to above in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2003 and 2002, for filing with the Securities and Exchange Commission.

                   Members of the Audit and Ethics Committee:

James Truher                                                   Michael Muldavin
Randy Simpson                                                  Marcellina Offoha

                               Management Team

                       Capnet IPA Physician Network

Anthony  C.  Dike,  M.D.  Chairman/CEO
Wesley Bradford, M.D., M.P.H.,M.B.A,  Chief Medical Officer
Robert Smith, MPA, Interim President and Chief Operations Officer
Elizabeth Campos, Vice President IPA Operations
Foday Conteh, BSc.(Accounting)  Vice President Finance

ITEM 10. EXECUTIVE COMPENSATION

The table below shows information concerning the annual and long-term compensation for services in all capacities to the Company for the Chief Executive officer:

<BTB>
                               Annual Compensation

    Name                  Year         Salary          Bonus        Stock Option  Amount Exercised as of
Anthony C. Dike            2003          $144,000(F1)       0          250,000     0

F1: As of December 31, 2003, payment of salary has been deferred until such time as the  Company  has  sufficient capital to commence such payment.

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

Based solely on its review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than (10%) percent beneficial owners were complied with during the twelve months ended December 31, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2003 to the extent known to The Company, certain information regarding the ownership of the Company's Common Stock by (i) each person who is known by the Company to own of record or Beneficially more than five percent of the Company's Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name  and  Address  of                       Amount  and  Nature  of
Beneficial  Owner            Title    Beneficial  Ownership   Status  Percent  of  Class
-------------------------  --------  --------------------  --------  -----------------
Anthony  C.  Dike,  M.D. (1,2)  Director     7,515,255         Active          71.4%

Michael  Muldavin        (2)    Director        25,000         Active           0.2%

James  W.  Truher        (2)    Director        65,900         Active           0.6%

Randy  Simpson           (2)    Director        25,000         Active           0.2%

Marcellina  Offoha, Ph.D (2)    Director        57,190         Active           0.5%
All  directors  and  Officers  as
a  group  (five  persons)                    7,687,455                         72.9%
Other  Beneficial  Owners
CGI  Communications  Services,  Inc.         1,111,501                         10.6%

MMG  Investments,  Inc. (3)                    200,000                          1.9%

Other public shareholders                    1,525,242                         14.6%

Total  Number  of  Shares  Outstanding      10,524,188                        100%

1. Includes 330,000 shares pledged to secure the asset purchased by the registrant from the Israeli Bankruptcy court. The said asset has been abandoned, every efforts are being made to recover these shares from the Israeli receiver. Meanwhile, a stop transfer order has been place on these securities pending the outcome of the litigation.

2. The numbers shown include the shares of our Common Stock actually owned as of December 31, 2003 and the underlying options and warrants representing shares person has the right or will have the right to acquire based on the 2001 stock option plan table.

3. Anthony C. Dike, is the sole Director of MMG Investments, Inc, and an indirect beneficial owner of 200,000 shares of Common stock held by MMG Investments, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

None

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

Meridian  Holdings,  Inc.

Date:  March 31,  2004             By:  /s/  Anthony  C.  Dike
                              ____________________________________Signature
                                        Anthony  C.  Dike
                                    Chief  Executive  officer

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


Date:     March 31, 2004

By: /s/ Anthony C. Dike
Anthony C. Dike
Chairman and CEO (Principal Executive Officer)

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


Date:     March 31, 2004

By: /s/ Foday Sorsor Conteh
Foday Sorsor Conteh
Vice President Finance

Exhibit 32.1




                             CERTIFICATION  PURSUANT  TO SECTION 906
                             OF  THE  SARBANES-OXLEY  ACT  OF  2002


In connection with the annual report of Meridian Holdings, Inc. (the "Company") on Form 10-KSB for the period ending December 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Anthony C. Dike, the Chief Executive Officer, and Mr.
Foday Sorsor Conteh, Vice President Finance, of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


DATE: March 31,   2004        By:  /s/  Anthony  C.  Dike
                                        -------------------
                                         Anthony  C.  Dike
                                        Chairman  and  CEO


                                 By:  /s/  Foday  Sorsor  Conteh
                                        -------------------
                                         Foday  Sorsor  Conteh
                                       Vice  President  Finance

                                    EXHIBIT 99.1




                              Financial Statements
                        and Independent Auditors' Reports
                           MERIDIAN  HOLDINGS,  INC.
                  YEARS  ENDED  DECEMBER  31,  2003  AND  2002

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

     Consolidated  Statements  of  Cash  Flows                 F-6

     Notes  to  Consolidated  Financial  Statements            F-7

                          INDEPENDENT AUDITORS' REPORT




To  the  Board  of  Directors
Meridian  Holdings,  Inc.

I have audited the accompanying consolidated balance sheet of Meridian Holdings, Inc. as of December 31, 2003 and 2002 respectively, and the related consolidated statements of stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meridian Holdings, Inc. as of December 31, 2003 and 2002 respectively, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



Andrew M. Smith CPA
Long Beach,  California
March 31,  2004

                             Meridian Holdings, Inc.
                                 Balance Sheets



<BTB>
ASSETS
                                                                 As of December 31,
                                                                ----------------------
                                                                    2003           2002

                                                                 =======          ========
Current assets
Cash and cash equivalents                                       $    1,218         $   23,040
     Restricted cash (Note 8)                                      281,010            400,993
Accounts receivable, net of allowance for doubtful accounts
of $179,813 and $146,151, respectively                           1,497,982          1,155,971
Other current assets                                                 8,302              8,302
            Total current assets                                 1,790,011          1,588,305

Fixed assets, net of accumulated depreciation (Note 4)              43,258             45,693

Intellectual property, net of accumulated amortization of
$34,998 as of (Note 3)                                                  -             315,002
Investments (Notes 3 and 12)                                     3,448,564          3,911,211

       Total assets                                          $   5,281,834        $ 5,860,212

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                                             $     233,301           $ 282,726
Accrued payroll and other                                                -             391,697
Reserve for incurred but not reported claims (Note 8)              227,820             265,958
Accrued interest (Note 11)                                                                  -
Line of credit (Note 5)                                             48,912              43,885
Current portion of long-term debt (Note 7)                               -              96,375
               Total current liabilities                           510,033           1,080,641

Loan from majority stockholder/officer (Note 11)                        -                   -

Long-term debt, net of current portion (Note  7)                   189,479             335,530

                   Total liabilities                               699,512           1,416,171

Commitments and contingencies (Notes 5,6,9,10,11 and 14)

Stockholders' equity (Notes 2, 3, 10 and 14)
Common stock (100,000,000 shares authorized, par value
  $0.001; 9,370,649 and 93,956,485 shares issued and
  outstanding at December 31, 2003 and 2002, respectively)          9,370              93,706
Additional paid-in capital                                 $    5,031,760         $ 4,947,424
Accumulated deficit                                              (458,808)           (597,089)

             Total stockholders' equity                    $    4,582,322         $ 4,444,041

        Total liabilities and stockholders' equity         $    5,281,835         $ 5,860,212





See accompanying notes to consolidated financial statements.

                                   Meridian Holdings, Inc.
                             Consolidated Statements of Operations

<BTB>
                                                        YEARS  ENDED  DECEMBER  31,
                                                        ---------------------------
                                                         2003                      2002
                                                       =======                =========

Revenues
   Capitation                                           $ 2,624,135             $ 2,618,984
   Related party fees (Note 3)                                    -                      -
   Other   sale of software (Note 10)                             -                      -
                                                           ---------             ----------
                                                          2,624,135               2,618,984

Cost of revenues                                            900,203               1,358,566
                                                            ---------               -------

                   Gross margin                           1,723,932               1,260,418
                                                            ---------             ---------
Operating expenses

     Research and development (Note 3)                            -                      -
     General and administrative                           1,515,505               1,371,574
                                                            ---------               -------
                                                          1,515,505               1,371,574
                                                            ---------               -------
                 Income (loss) from operations              208,427                (111,156)
                                                            ---------               -------
Other income and (expense)

      Equity interest in earnings of investment             (45,316)               107,520
      Other, net                                            (24,545)               (41,292)
                                                             -------              --------
                                                            (69,861)                66,228
                                                             -------             ---------
      Net income (loss)                                     138,566              $ (44,928)
                                                            =========            ==========
Net income (loss) per share:

       Basic and diluted                                   $ 0.015              $  (0.0005)
                                                           =========             ==========

       Weighted average shares outstanding                 9,383,146              9,383,146
                                                          ===========            ==========











See accompanying notes to consolidated financial statements.

Meridian  Holdings,  Inc.
Statements  of  Stockholders'  Equity
                             For  the  Years  Ended  December  31,
                                       2003  and  2002

<BTB>


                                                                  Common   Accumulated
                              Common Stock          Paid-in       Stock      Earnings
                               Shares     Amount      Capital     Subscribe  (Deficit)   Total
                             =========   ======      ========    ==========  ========   ======
Balances, January 1, 1999  1,950,000     $  1,950     $ 13,574  $(12,000)    $ -      $ 3,524

Common stock issued
for cash and services         562,500        563        18,187      -        -         18,750

Subscribed common
stock issued                  360,000        360         (360)   12,000     -          12,000
Common stock issued to
Stockholder                 75,000,000    75,000      451,922         -     -         526,922
   acquisition
Common stock issued to
an employee                    600,000       600       24,400         -     -          25,000
Common stock issued to
liquidate debt               3,000,000     3,000      497,000         -     -         500,000
Common stock issued
for equity investment       12,000,000    12,000    3,868,000         -     -       3,880,000
Net loss for the year               -         -            -         -     215,863)  (215,863)
                            ----------    ------    ----------    --------- --------  --------
Balances, December 31, 1999 93,472,500    93,473    4,872,723         -   (215,863) 4,750,333

Stock options exercised        406,000       406       67,994         -     -          68,400
Common stock issued
for services                    77,985        78        6,420         -     -           6,498

Dividends paid and
declared (Notes 2 and 3)            -        -            -         -    (428,578)  (428,578)

Net income for the year             -        -            -          -     102,555    102,555
                           -----------  ---------  ---------   ---------  --------  ----------
Balances, December 31, 2000 93,956,485   $ 93,957 $  4,947,137   $    -  $(541,886) $4,499,208

Net Income/(Loss)                                                         (11,254)    (11,254)
Shares Re-acquired          (250,000)     (250)          287                              37
                           -----------  ---------  ---------   ---------  --------  ----------
Balances, December 31, 2001 93,706,485   $ 93,707 $  4,947,424   $    -  $(553,140) $4,487,990

Net Income/(Loss)                                                          (43,803)   (43,803)
                           -----------  ---------  ---------   ---------  --------  ----------
Balance December 31, 2002   93,706,485   $ 93,707 $  4,947,424   $    -  $(597,089) $4,444,187

Net Income/(Loss)                                                          138,566     138,566

Stock split reversal       (83,335,000)   (84,336)      84,336                 694         694
                           -----------  ---------  ---------   ---------  --------  ----------
Balance December 31, 2003   9,370,485   $   9,371 $  5,031,760   $    -  $(458,808) $4,582,322
                           ==========   =========  =========== ========= =========  ==========



See accompanying notes to consolidated financial statements.

                             Meridian Holdings, Inc.
                      Consolidated Statements of Cash Flows

<BTB>
                                                           Years Ended December 31,
                                                            ========================
                                                              2003            2002
                                                              ========         =========
Cash flows from operating activities
    Net income (loss)                                       $ 138,281         $ (43,803)
    Adjustments to reconcile net income (loss) to net
       cash used in operating activities:
       Depreciation and amortization                           33,030            47,178
       Allowance for doubtful accounts                                                 -
       Equity interest in earnings of investments                  -           (107,520)
       (Increase) decrease in
       Restricted cash                                        119,983            (69,761)
       Accounts receivable                                   (343,511)           329,559
       Other current assets                                         -              9,579
       Increase(Decrease) in:
       Accounts payable                                       (49,425             79,976
       Accrued payroll and other                             (391,697)           108,075
       Incurred but not reported reserve                      (38,138)           121,933
       Current portion of Long-Term Debt                      (96,375)                 -
       Accrued interest                                             -             (2,393)
                                                               --------           -------
Net cash used in operating activities                        (627,852)           427,823
                                                               ---------          -------
Cash flow from investing activities
      Acquisition of fixed assets                             (30,595)          (350,000)
      Disposition of fixed assets                             315,002            (20,002)
      Investments in InterCare                                      -                  -
      Investment in CGI                                       462,647                  -
      Organization costs                                            -                  -
                                                               ---------          ---------
Net cash used in investing activities                         747,054            (370,002)
                                                              ----------          ---------
Cash flow from financing activities
     Common Stock                                                                      -
     Borrowings from majority stockholder / officer                                    -
     Repayment of debt                                      (146,050)             (87,000)
     Borrowings on line of credit                              5,027                    -
                                                              ----------       -----------
Net cash provided by financing activities                   (141,023)             (87,000)
                                                              ----------       -----------
    Decrease (increase)in cash and cash equivalents          (21,821)             15,821
Cash and cash equivalents, beginning of period                23,040               7,219
                                                              ----------        ----------
Cash and cash equivalents, end of period                    $  1,218            $ 23,040
                                                              ==========        ==========

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

                                  Equity Method

Investments in certain companies whereby the Company owns 20 percent or more interest are carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses, because the Company exercises significant influence over their operating and financial activities. Such investee entities include InterCare DX, Inc. ("InterCare") and CGI Communications Services, Inc. ("CGI").

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

Accounting  for  Stock-based  Compensation

The Company adopted SFAS No. 123, "Accounting for Stock-based Compensation," which establishes financial accounting and reporting standards for stock-based compensation. SFAS No. 123 generally suggests, but does not require, stock-based employee compensation transactions be accounted for based on the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measurable. Companies that do not elect to change their accounting for employee stock-based compensation are required to disclose the effect on net income as if the provisions of SFAS No. 123 were followed. The Company has decided to retain the provisions of APB Opinion No. 25, and related interpretations thereof, for recognizing stock-based compensation expense for employees, which includes members of the board of directors. Non-employee stock compensation is recorded at fair value in accordance with SFAS No. 123. There was no such compensation recorded during the periods ended December 31, 2003 and 2002 respectively.

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

2.  Capitalization

The Company has established one class of preferred stock, one class of common stock and has established two classes of warrants. 1,000,000 Class "A" Redeemable Common Stock Purchase Warrants have been established, exercising into Common Shares at an exercise price of $3.00 per share. 1,000,000 Class "B" Redeemable Common Stock Purchase Warrants have been established, exercising into Common Shares at an exercise price of $4.50 per share. There were no such warrants outstanding as of December 31, 2003 and 2002.

In April 2000, the board of directors approved the authorization of 20,000,000 shares of $0.001 par value preferred stock. The preferred stock may be issued from time to time in one or more series, and the board of directors, without further approval of the stockholders, is authorized to fix the dividend rates and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restriction applicable to each series of preferred stock. There are no shares of preferred stock outstanding, and no series of shares have yet been designated as of December 31, 2003.

3.     Investments  and  Intellectual  Property:

During the second quarter of 2002, the Company purchased the intellectual property rights to the source-code of ICE software from InterCare DX, Inc. In the amount of $350,000.

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

                                       CGI

On December 10, 1999, the Company agreed to acquire a 20% equity interest in CGI for common stock. On December 20, 1999, the board of directors authorized the issuance of 4,000,000 pre-split (adjusted to 12,000,000 post-split) shares of common stock in consideration for the 20% of the interest in CGI. At the date of the transaction, the Company's shares opened at a price of $3 per share. Between September 1, 1999 and the acquisition date, the Company's stock sold within a range of $.25 to $3.25 per share (an average of $.97 per share). Because of the limited trading history of the Company, the six-month average was deemed to be a fair valuation of the transaction, resulting in a total investment balance of $3,911,511 and $3,880,000 as of December 31, 2002 and 2001 respectively. The shareholders of CGI were also issued warrants to purchase an additional 1,000,000 pre-split (adjusted to 3,000,000 post-split) shares of common stock at $2 pre-split share (or approximately $0.67 on a post-split basis) over a five-year period as a hedge against any fluctuation of the share price of the common stock in the immediate future. These warrants will expire on December 30, 2004, and none have been exercised as of December 31, 2003.

4.    Property Plant & Equipments Fixed

Property  plant  and  equipment are stated at cost. Acquisitions having a useful life in excess of one (1) year are capitalized. Repairs and maintenance are expensed in the year incurred. Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets, normally five (5) to seven (7)years.

Property and equipment consists of the following as of December 31, 2003 and 2002 respectively and is summarized as follows:

<BTB>
                                                           2003             2002
                                                           ======           ======
Computer equipment                                      $ 102,237          $ 73,130
Leasehold improvements                                      6,500             6,500
Office furniture and fixtures                              36,603            36,603
Office equipment                                           25,313            36,325
Software                                                   25,803            22,803
Medical equipment                                           6,654             6,653
                                                           -------         --------
                                                          203,110           190,014
Less accumulated depreciation                            (159,852)         (144,321)
                                                         $ 43,258          $ 45,693

5.   Line of Credit

During 2003 and 2002, the Company had a $50,000 line of credit with a financial institution. Approximately $48,912 and $43,885 was outstanding under this facility as of December 31, 2003 and 2002, respectively. Related advances bear interest at 11%, and interest is payable monthly. The line of credit expired March 21, 2004, and has been subsequently renewed through March 21, 2005.

6.   Lease Obligations

The Company's corporate offices are located at 900 Wilshire Boulevard, Suite 500 Los Angeles, California 90017. The lease expires in May 2003 and provides the option to renew for one three-year term. Monthly rents range from $4,761 to $5,186 per month.

In   addition,  the  Company  leases office space on a month-to-month basis. The
Company also entered into a five-year vehicle lease agreement in September 2002. Monthly rents on these leases are $1,560 and $1,050, respectively.

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

8.   Income  Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes

The Company's income tax provision for the years ended December 31, 2003 and 2002 are not significant to the Company's operations and have been included within the general and administrative expenses in the accompanying statements of operations.

At December 31, 2003, a 100% valuation allowance had been provided on the net deferred income tax assets, since the Company can not determine that it is "more likely than not" to be realized.

The loss for the current year of 2003 will expire in 2024. As of December 2003 the company has no federal and state loss carry forward for federal and state Income tax purposes.

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

The Company has also reflected the monies in the escrow account as of December 31, 2003 and 2002 as restricted cash in the accompanying consolidated balance sheets. Additionally Cap-Management System provides the Company with an estimate as to the incurred but not reported claims, which has been recorded as such potential claims against restricted cash in the accompanying consolidated balance sheets.

10.   Stock Option Plan

In January 2001, the stockholders of the Company approved a stock option plan for the directors of the Company (the "Plan"). The Plan provides for issuance of up to 5,000,000 shares of its common stock. Options to directors are granted based on attendance at board meetings. At December 31, 2003, 1,250,000 shares were available for grant under the terms of this plan.

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

A summary of the status of the Plan and changes during the years ended December 31 2003 and 2002 is as follows:

<BTB>
                                                 2003                    2002
                                                 =====                  =====
                                    Fixed Options                  Fixed Options
                                      Shares           Weighted        Shares     Weighted
                                                       Average                    Average
                                                        Price                      Price
                                      ========         ========       =======     ========
Outstanding at beginning of Year        1,500,000       $ 1.45       1,500,000    $ 1.45
          Granted                       1,500,000         0.46       1,500,000    $ 0.46
          Exercised                      (406,000)        0.17        (406,000)     0.17
          Forfeitures/Cancelled         (1,500,000)      (1.45)     (1,500,000)    (1.45)
                                         ----------         ------      ---------   ------
Outstanding at  end of the year          1,094,000      $ 0.57       1,094,000    $ 0.57
                                         ==========       ======       =========    =======
Exercisable at end of year               1,094,000      $ 0.57       1,094,000    $ 0.57
                                         ==========      ======       =========    =======
Weighted average fair value per Options
         Granted during the year                         $ 1.95                    $ 1.95


Grants under the Company's stock option plan are accounted for under the provisions of APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the plan.
No stock option was exercised in 2003.

The fair value of each grant is estimated at the grant date using the following assumptions: no dividends for all years; risk-free interest rates of 5.1% in 2003 and 2002; and expected lives of five years for all grants.

11.   Related  Party  Transactions

Under the terms of a Reseller Agreement entered into with InterCare in 2000, the Company receives a 60% royalty on the software sales generated by InterCare. No royalties was received by the Company during the fiscal year ended December 31, 2003.

12.  Equity  Method  Investments

Summary financial information for CGI as of and for the two years ended December 31, 2003 and 2002 respectively is presented in the following table.

<BTB>
                              2003                      2002
                            (unaudited)             (unaudited)
Long-term assets             $ 5,273,128           $  5,273,128
Total assets                   5,273,128              5,273,128
Current liabilities            1,857,097              1,394,450
Total liabilities              1,857,097              1,394,450
Revenues                               -                      -
Gross margin                           -                      -
Net income (loss)             (462,647)                 (12,000)

The differences in the underlying net equity of the above-described investees and the investment balances recorded at December 31, 2003 and 2002 respectively are a result of the initial acquisition accounting of the Company's percentage interests.

13     Legal  Proceedings

On May 6, 2003, the registrant was served with a summons for a lawsuit filed in the District Court of Jerusalem, Case No A3359/01(BSA 1646/03) titled "Dr. Danny Basel vs Corsys Group LTD; Meridian Holdings, Inc., and Anthony C.
Dike." The plaintiff is seeking amongst other things: enforcement of contract, compensation, negligent misrepresentation, cause in breach of contract and equitable relief.The registrant has been advised that Dr. Basel's employment was terminated for cause by Corsys Group LTD, due to intentional interference with contract and other economic relationship; and negligent interference with economic relationship; breach of fiduciary duty and other complicity in the Sirius/MedMaster matter Management has informed me that the registrant has filed a responsive pleading, believes that the allegations against it are without merit, and intends to defend itself vigorously.

On July 19, 2001, Ventures & Solutions, LLC, filed a lawsuit against the company, styled Ventures & Solutions, LLC, Plaintiff v. Meridian Holdings, Inc., Defendant, Circuit Court of Alexandria, Virginia, Case No. C10517. The company was served with a copy of the Complaint on August 6, 2001. Plaintiff has alleged that the company owes it approximately $29,000.00, pre and post judgment interest, and attorneys' fees and costs. The Virginia court ruled in favor of the plaintiff, for the actual amount claimed owed. The Company has adequate reserve to cover this cost.

On June 5, 2003, the registrant filed a petition and a supporting declaration ofMoses O. Onyejekwe, Esq., with the Superior Court of the State of California for the County of Los Angeles, case number BS083660, styled "Meridian Holdings, Inc.(Petitioner) vs. Dale Church, and DOES 1 through 50, inclusive" requesting that the Court grant an order permitting the registrant to file a complaint against the named defendant to alleged Attorney-Client Conspiracy. The case is still pending.

On July 8, 2003, the registrant filed a petition for review with the State of California Supreme Court, case number S117457, styled "Sirius Computerized Technologies, LTD (Petitioner) vs Superior Court of the State of California
For  the  County   of  Los  Angeles   (Respondent),  Meridian   Holdings,  Inc.
(Real Party in Interest), " after a decision by the Court of Appeal, Appellate District, Division Seven Case No. B166285, which overturned the earlier decision of the Superior Court of California with respect to the issue of jurisdiction, as disclosed in the previous quarterly filing with SEC. The, registrant is requesting that the California Supreme Court grant the registrant's request for review on the basis that there is a need for the law to impose harsh punishments on parties who are guilty of fraud in connection with their contractual dealings and yet expect to benefit from their choice of forum. The request was denied. Management has informed me that the Company is currently reviewing all its available options under the law with respect to this matter.