Form 10QSB
period 2004-03-31
MERIDIAN HOLDINGS INC
filed 2004-05-14
CIK 1071758

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                              FORM  10-QSB
 (  X )     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For  the  Quarterly  Period  Ended          March  31,  2004

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

As of March 31, 2004, Meridian Holdings, Inc., Registrant had 9,370,000 shares of its $0.001 par value common stock outstanding.














                                        Page 1 of 19 sequentially numbered pages
                                                                       Form 10-Q
                                                              First Quarter 2004
                            MERIDIAN  HOLDINGS,  INC.


                                      INDEX


                                                                       PAGE
                                                                       ----


PART  I.  FINANCIAL INFORMATION

          Consolidated Balance Sheets                                    3

          Consolidated Statements of Operations                          4

          Consolidated Statements of Cash Flows                          5

          Notes to Consolidated Financial Statements                   6-8

          The Company                                                    9

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     13

PART II   OTHER INFORMATION

          Legal Proceedings                                             16

          Signature                                                     16

                            MERIDIAN  HOLDINGS,  INC.

                           Consolidated Balance Sheets
                                   (Unaudited)

ASSETS

                                                         As of
                                                         March 31,   March 31,
                                                         2004        2003
                                                   ==========         ==========
Current assets
Cash and cash equivalents                           $     753         $   18,000
    Restricted cash                                   252,635            567,760
Accounts receivable, net of allowance for
doubtful accounts of $ 179,812.92                   1,587,655          1,258,096
Other current assets                                    8,302              8,302
                                                     ----------       ----------
                  Total current assets              1,849,393          1,852,158

Fixed assets, net of accumulated depreciation          43,032             44,614

Investments                                         3,448,565          4,178,850
                                                    ----------         ----------
 Total assets                                     $ 5,340,991        $ 6,075,621
                                                    ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                $ 356,219        $   245,579
    Accrued payroll and other                             653            487,996

    Reserve for incurred but not reported claims      201,311            303,361

    Line of credit                                     47,872            203,490
    Current portion of long-term debt                       -             96,375
                                                     ----------        -----------
    Total current liabilities                         606,058          1,336,800

Long Term liabilities
    Loan from majority stockholder/officer                  -            250,993
    Long-term debt                                    191,504             72,333
                                                      ---------        ---------
    Total liabilities                                 797,559          1,660,127
                                                      ---------         ---------
Commitments and contingencies

Stockholders' equity
Preferred stock (20,000,000 shares authorized,
par value $0.001; no shares issued and outstanding)         -             -
Common stock (100,000,000 shares authorized, par value
$0.001; 9,370,649 shares issued and outstanding at
March 31, 2004 and 93,456,485 as at  March 31, 2003     9,370             93,706
Additional paid-in capital                          5,031,760          4,947,424
Accumulated deficit                                  (498,298)          (625,635)
                                                   -----------         ----------
    Total stockholders' equity                      4,542,832          4,415,495
                                                   -----------         -----------
    Total liabilities and stockholders' equity    $ 5,340,391        $ 6,075,621
                                                  ============         ===========

See accompanying notes to consolidated financial statements

                            MERIDIAN  HOLDINGS,  INC.

                    Consolidated Statements of Operations
                                  (UNAUDITED)


                                             Three Months Ended March 31,
                                                     2004             2003
                                                     ====             ====
Revenues
 Capitation                                      $ 379,183         $ 496,692
 Risk Pool Revenue                                 168,041           388,792
 Fee for Service Revenue                               440               466
 Royalties from Software License                         -                -
 Services related to software                            -                -
                                                   ========        =========
                                                   547,664           885,950
Cost of revenues
 Cost of Service- Claims and Capitation payments  (205,296)          499,822
                                                  ---------          -------
 Gross margin                                      342,368           386,127
                                                   ---------          -------

Operating expenses

General and administrative                         379,579           376,315
                                                  ---------         ---------
(Loss)/Income from operations                      (37,211)            9,812
                                                  ----------        ---------

Other income and (expense)
Equity interest in earnings (loss) of investment       -             (47,363)
 Other, net                                         (2,279)            9,005
                                                  ----------        --------
                                                    (2,279)          (38,358)
                                                  ---------         ---------
      Net Loss                                   $ (39,490)        $ (28,546)
                                                 ===========      ===========
Net Loss per share:
    Basic and diluted                             $   0.000       $  0.000
    Weighted average shares outstanding               9,370,200      93,831,485



















See accompanying notes to consolidated financial statements

                              MERIDIAN  HOLDINGS,  INC.

                        Consolidated Statements of Cash Flows
                                     (UNAUDITED)

                                                  Three Months Ended March 31,
                                                         2004            2003
                                                        =====          ======
Cash flows from operating activities
  Net Loss                                              $ (39,490)   $ (28,546)
  Adjustments to reconcile net Loss to net
  cash used in operating activities:
  Depreciation and amortization                             4,404        3,604
  Equity interest in earnings of investments                            47,363
  (Increase) decrease in:
         Restricted cash                                   28,375     (166,768)
         Accounts receivable                              (87,622)    (102,125)
         Accounts payable                                 122,918      (37,147)
         Accrued payroll and other                            653       96,299
         Incurred but not reported reserve                (26,509)      37,403
         Line of Credit                                    (1,040)     159,605
                                                          --------      -------
Net cash provided by operating activities                   1,689        9,688
                                                          --------      -------
Cash flow from investing activities
   Acquisition of fixed assets                             (4,178)      (2,525)
                                                          --------      --------
Net cash used in investing activities                      (4,178)      (2,525)
                                                          ---------     --------
Cash flow from financing activities
   Repayment of debt                                            -      (12,204)
   Borrowings on line of credit                             2,025            -
                                                           --------    --------
Net cash provided by financing activities                   2,025      (12,204)
                                                           --------    ---------
   Increase/(Decrease) in cash and cash equivalents          (464)      (5,040)

Cash and cash equivalents, beginning of period              1,218       23,040
                                                        ---------      --------
Cash and cash equivalents, end of period                 $    754     $ 18,000
                                                        ==========    ==========

















See accompanying notes to consolidated financial statements

                            MERIDIAN  HOLDINGS,  INC.

                   Notes  to  Consolidated  Financial  Statements
1.     General

Basis  of  Reporting

The interim accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended December 31, 2003 included in its Annual Report on Form 10-KSB. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2003.

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

Equity Method

Investments in certain companies whereby the Company owns 20 percent or more interest are carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses, because the Company exercises significant influence over their operating and financial activities. Such investee entity is CGI Communications Services, Inc. ("CGI").

2.    Investments

                                    InterCare

On September 18, 1999, the Company acquired 51% of all the outstanding Common Stock of InterCare in exchange for services and assumption of certain debts of InterCare. During fiscal year 2000, additional stock issued by InterCare combined with a dividend distribution by the Company of InterCare stock resulted in a net decrease in the Company's ownership percentage to 32% as at December 31, 2000. A dividend of approximately $160,800 was recorded reflecting the relative net book value of the Company's investment in InterCare that was distributed to Meridian Holdings, Inc., shareholders as at that time. The company earlier in 2003 completely divested itself from InterCare DX, but continues to provide management and administrative services for InterCare for a fee.

                                       CGI

On December 10, 1999, the Company agreed to acquire a 20% equity interest in CGI for common stock. On December 20, 1999, the board of directors authorized the issuance of 4,000,000 pre-split (adjusted to 12,000,000 post-split) shares of common stock in consideration for the 20% of the interest in CGI. At the date of the transaction, the Company's shares opened at a price of $3 per share. Between September 1, 1999 and the acquisition date, the Company's stock sold within a range of $.25 to $3.25 per share (an average of $.97 per share). Because of the limited trading history of the Company, the six-month average was deemed to be a fair valuation of the transaction, resulting in a total investment balance of $3,880,000 as of December 31, 2000 and 1999. The shareholders of CGI were also issued warrants to purchase an additional 1,000,000 pre-split (adjusted to 3,000,000 post-split) shares of common stock at $2 pre-split share (or approximately $0.67 on a post-split basis) over a five-year period as a hedge against any fluctuation of the share price of the common stock in the immediate future. These warrants will expire on December 30, 2004, and none have been exercised as of March 31, 2003.

3.     Fixed  Assets

Fixed assets consist of the following:

                                            As of
                                           March 31, 2004     March 31,2003
Computer equipment                         $106,415              $  91,666
Leasehold improvements                        6,500                  6,500
Office furniture and fixtures                36,603                 36,603
Office equipment                             25,312                 25,312
Software                                     25,803                 25,803
Medical equipment                             6,654                  6,654
                                             --------              -------
                                            207,287                173,478
Less accumulated depreciation              (164,256)              (134,799)
                                            ---------             --------
                                          $  43,031               $ 38,679
                                            =========            ==========

4.     Line  of  Credit

The Company has a $50,000 line of credit with a financial institution. Related advances bear interest at 11%, and interest is payable monthly. The line of credit expires March 21, 2005.

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

These revenues and expenses have been reflected in the accompanying Consolidated statements of operations for the for the quarters ended March 31, 2004 and 2003.

The Company has also reflected the monies in the escrow account as of March 31, 2004 and March 31, 2003 as restricted cash in the accompanying consolidated balance sheets. Additionally, Cap-Management Systems, Inc., provides the Company with an estimate as to the incurred but not reported reserve, which has been recorded as such in the accompanying consolidated balance sheets.

Recent Events

On April 26, the Company issued 5,000,000 shares of common stock at 0.20 cents per share to its employee and consultants, under the 2003 qualified and non-qualified stock option plan, following an S8 registration statement filing with SEC.

                            MERIDIAN  HOLDINGS,  INC.

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

Meridian Holdings, Inc. (the "Company") was incorporated under the laws of the State of Colorado on October 13, 1998. The Company is located in 900 Wilshire Blvd., Suite 500, in the City of Los Angeles, California, U.S.A. and provides management services to its' affiliated group of Companies.

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

                   CGI  COMMUNICATIONS  SERVICES,  INC.

CGI Communications Services, Inc., a state of Delaware Corporation, with place Of business located at 900 Wilshire Blvd., Suite 500, Los Angeles, California, Specializes in providing cost-effective turnkey support for implementation and operation of Telemedicine and other information technology services in healthcare and associated environments, including providers at all levels, insurance carriers, pharmaceutical and clinical research.

By combining enabling technology with industry leading companies supplying telecommunications, medical products and services, CGI is poised to make
InterCare DX, Inc.'s ICE(tm) Suite of clinical applications, the global leader in providing comprehensive telemedicine and telecare solutions. CGI will now begin a Pilot-testing of this technology among over 150 healthcare providers affiliated with CAPNET IPA, an integrated healthcare delivery system, located in Los Angeles, California, managed by Meridian Holdings, Inc., the ASP version of ICE(tm) when released.

BUSINESS  STRATEGY

CGI Communications Services, Inc., intends to capitalize on the enormous public attention focused on the telemedicine and telecare especially in the rural and underserved areas of the world, especially in the third world countries by increasing its' sales and technical support staff, targeting its advertising to its core audience, and by providing the most efficient, lowest-cost telemedicine products and services. CGI is focusing its marketing efforts to specialty and small business entities.

CORPORATE  INFORMATION

CGI Communications Services, Inc., was incorporated under Delaware law on April 12, 1997. Its executive offices are at 900 Wilshire Blvd., Suite 500, Los Angeles, California 90017. Its telephone number is (213) 627-8878. Its fax number is (213) 627-9183. The stock transfer agent is corporate stock transfer of Denver Colorado.

SELECTED  FINANCIAL  DATA

The Company has net working capital of $1,243,335 as at March 31, 2004 compared to $515,358 at March 31, 2003. This represents an increase in working capital of about 141%. This increase in working capital is attributed to the decrease in long term liabilities of the company.

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

RESULTS  OF  OPERATIONS

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF MERIDIAN HOLDINGS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003.

REVENUE

The Company generated revenues from operations of $547,664 during the first quarter ended March 31, 2004, compared to the revenues from operations of $885,950 during the comparable period in 2003. This represents a 38% decrease in revenues. This decrease in revenue is as a result of decrease in capitation and risk pool revenue for the comparable period.

The Company recorded a loss from operations of $37,211 during the three-month period ended March 31, 2004, compared to income of $9,812 during the comparable period in 2003. This is as a result of increased in cost of revenue attributed to high volume of medical claims paid by the registrant during this reporting period.

Revenue generated from our managed care contracts with HMOs as a percentage of medical services revenue was approximately 99% and 96%, respectively, during the three months ended March 31, 2004 and 2003. Revenue generated from the Los Angeles County Community Health Plan ("CHP") contracts was 99% and 98% of medical services revenue for the three months ended March 31, 2004 and 2003, respectively. Revenue generated by LACARE Health Plan ("LACARE") contract was less than 1% of medical services revenue for the comparable period.

COST OF REVENUE

The cost of revenue for three months ended March 31, 2004 is $205,296 compared to $499,822 for three months ended March 31, 2003. This represents a 58% decrease in cost of revenue. The decrease in cost of revenue is due to the reclassification of medical claims paid to our contracted specialist and ancillary services providers.

EXPENSES

General and administrative expenses were $379,579 or 69 % of total revenues for the three months ended March 31, 2004 compared to $376,315 or 42% of total revenues for three months ended March 31, 2003.

Direct medical costs includes all costs associated with providing services for CAPNET IPA contracted members, including direct medical payment to physician providers, hospitals and ancillary services on capitated and fee for service basis. For the quarter ended March 31, 2004, these costs represents 55% of total revenue. This is referred to as Medical Loss Ratio (MLR). Our Medical Loss Ratio varies from quarter to quarter due to fluctuations in utilization, the timing of claims paid by the HMOs on our behalf, as well as increases in medical costs without counter-balancing increases in capitation revenues.

Medical claims represent the costs of medical services provided by other healthcare providers other than our contracted primary care providers, but which are to be paid by us for individuals covered by our capitated risk contracts with HMOs.

Of the $587,154 total expenditure for the three months ended March 31, 2004, $205,296 or 35% was paid to our capitated primary care providers, $166,028 or 28% was for payroll and employee benefits, $95,520 or 16% was for payment of medical claims, and the rest was for consultant fees and other Corporate purposes.

Payroll and employee benefits for administrative personnel was $166,028 for the three months ended March 31, 2004, compared to $376,315 during comparable period in 2003. This decrease in payroll expense is due to the continued implementation of the 2001 restructuring program as well as downsizing of operation with resultant lay-off of personnel.

Management anticipates that general operating expenses will increase, as the IPA membership continues to grow and the company hires more personnel.

INCOME/LOSS

The registrant recorded a net loss from operations for the three months ended March 31, 2004 of $39,490 compared to net loss of $28,545 during comparable period in 2003.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

This  Form   10-QSB  contains  certain  forward-looking  statements  within  the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-QSB, the words
"believe," "anticipate," "think," "intend," "plan," "will be," and similar expressions, identify such forward-looking statements. Such statements regarding future events and/or the future financial performance of our Company are subject to certain risks and uncertainties, which could cause actual events or our actual future results to differ materially from any forward-looking statement. Certain factors that might cause such a difference are set forth in our Form 10-KSB for the period ended December 31, 2003, including the following: our success or failure in implementing our current business and operational strategies; the availability, terms and access to capital and customary trade credit; general economic and business conditions; competition; changes in our business strategy; availability, location and terms of new business development; availability and terms of necessary or desirable financing or refinancing; labor relations; the outcome of pending or yet-to-be instituted legal proceedings; and labor and employee benefit costs.

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

PLAN  OF  OPERATIONS

The Company intends to embark on more aggressive marketing campaign to increase its enrollment of membership into its Capnet IPA Healthy Family Program contract with the County of Los Angeles Community Health Plan.

Negotiations are in the preliminary stages to expand our provider network into the rural communities of California, under our telemedicine consultation program. Capnet IPA, an entity managed by the Company is in partnership with Charles R. Drew University of Medicine and Science department of Pediatrics, in the "Virtual Healthcare Information Highway", under the Connecting Communities Program, a program sponsored by ehealthinitiative Foundation.

The Company through it's CGI Communications, Services, Inc., has embarked on a global telemedicine initiative, which we believe will expand our operational network to key strategic countries all over the world, and will increase our operational capacity and revenues.

RECENT  EVENTS

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

Subsequent Event

On April 26, the Company issued 5,000,000 shares of common stock at 0.20 cents per share to its employee and consultants, under the 2003 qualified and non-qualified stock option plan, following an S8 registration statement filing with SEC.

PART  II     -  OTHER  INFORMATION

LEGAL  PROCEEDINGS

From time to time, we may be engaged in litigation in the ordinary course of our business or in respect of which we are insured or the cumulative effect of which litigation our management does not believe may reasonably be expected to be materially adverse. With respect to existing claims or litigation, our management does not believe that they will have a material adverse effect on our consolidated financial condition, results of operations, or future cash flows. (Please see the 2003 form 10KSB filed with SEC at www.sec.gov for additional information.)

Exhibits
31.1                Certification pursuant to section 302 of the Sarbanes-Oxley
                    Act of 2002

32.1                Certification pursuant to section 906 of the Sarbanes-Oxley
                    Act of 2002

Signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Meridian  Holdings,  Inc.


Date:  May 14,  2004             By:  /s/  Anthony  C.  Dike
                              ____________________________________Signature
                                        Anthony  C.  Dike
                                    Chief  Executive  officer

                                    EXHIBIT 31.1

                          CERTIFICATION  PURSUANT  TO SECTION 302
                          OF  THE  SARBANES-OXLEY  ACT  OF  2002


I, Anthony C. Dike, certify that:

1. I have reviewed this annual report on Form 10-QSB of Meridian Holdings, Inc.;

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


Date:     May 14, 2004

By: /s/ Anthony C. Dike
Anthony C. Dike
Chairman and CEO (Principal Executive Officer)

                                    EXHIBIT 31.2

                           CERTIFICATION  PURSUANT  TO SECTION 302
                           OF  THE  SARBANES-OXLEY  ACT  OF  2002


I, Foday Sorsor Conteh, certify that:

1. I have reviewed this annual report on Form 10-QSB of Meridian Holdings, Inc.;

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


Date:     May 14, 2004

By: /s/ Foday Sorsor Conteh
Foday Sorsor Conteh
Director of Finance

Exhibit 32.1




                             CERTIFICATION  PURSUANT  TO SECTION 906
                             OF  THE  SARBANES-OXLEY  ACT  OF  2002


In connection with the annual report of Meridian Holdings, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Anthony C. Dike, the Chief Executive Officer, and Mr.
Foday  Sorsor   Conteh,  Director of  Finance,   of  the  Company,  certify,
pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


DATE: May 14,   2004        By:  /s/  Anthony  C.  Dike
                                        -------------------
                                         Anthony  C.  Dike
                                        Chairman  and  CEO


                                 By:  /s/  Foday  Sorsor  Conteh
                                        -------------------
                                         Foday  Sorsor  Conteh
                                          Director of Finance