Form 10QSB
period 2004-06-30
MERIDIAN HOLDINGS INC
filed 2004-08-13
CIK 1071758

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                              FORM  10-QSB

(  X )    QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For  the  Quarterly  Period  Ended          June  30,  2004

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

As of June 30, 2004, Meridian Holdings, Inc., Registrant had 14,370,200 shares of its $0.001 par value common stock outstanding, with a total market value of $1,437,020














                                       Page  1 of 14 sequentially numbered pages
                                                                       Form 10-Q
                                                             Second Quarter 2004
                            MERIDIAN  HOLDINGS,  INC.

                                      INDEX

                                                                               PAGE
                                                                               ----
PART  I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets                                    3

          Condensed Consolidated Statements of Operations                          4

          Condensed Consolidated Statements of Cash Flows                          5

          Notes to Condensed Consolidated Financial Statements                   6-8

     Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                               10

PART II   OTHER INFORMATION

     Item 1.  Legal Proceedings                                                   12

     Item 6.  Exhibits and Reports on Form 8-K                                    13

          Signature                                                               13

                              MERIDIAN  HOLDINGS,  INC.
                       Condensed Consolidated Balance Sheets
                                   (Unaudited)

ASSETS
                                                  As of June 30,      December
                                                    2004                2003
                                                   ==========         ==========
Current assets
Cash and cash equivalents                          $ 2,778          $      1,218
Restricted cash                                    182,233               281,010
Judgment receivable (7)                         31,152,883                     -
Accounts receivable, net of allowance for
doubtful accounts of $179,812 and  $179,812      1,631,243             1,499,482
Other current assets                                 8,302                 8,302
                                                ------------      --------------
Total current assets                            32,977,439             1,790,012
Fixed assets, net of accumulated depreciation       43,268                43,258

Investments                                      3,448,564             3,448,564
                                                 -----------          -----------
 Total assets                                 $ 36,469,271           $ 5,281,834
                                                  ==========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                               $   403,652             $ 233,301

Reserve for incurred but not reported claims       201,311               227,820
Accrued interest
Line of credit                                      50,212                48,912

                                                  ------------         ----------
    Total current liabilities                      655,175               510,033

Long Term liabilities
    Loan from majority stockholder/officer          31,098                     -
    Long-term debt                                 227,504               189,479
                                                   ---------           ----------
    Total liabilities                              913,777               699,512
                                                   ---------           ----------
Commitments and contingencies

Stockholders' equity
Preferred stock (20,000,000 shares authorized,
par value $0.001; no shares issued and outstanding)      -                     -
Common stock (100,000,000 shares authorized, par value
$0.001; 14,370,200 shares issued and outstanding at
June 30, 2004 and 9,370,648 as at June 30, 2003)    14,370                 9,370
Additional paid-in capital                       5,526,760             5,031,760
Accumulated deficit                             30,014,364             (458,808)
                                                -------------      -------------
   Total stockholders' equity                   35,555,494             4,582,322
                                                -------------       ------------
   Total liabilities and stockholders' equity $ 36,469,271           $ 5,281,834
                                                ============        ============



See accompanying notes to  Condensed consolidated financial statements

                        MERIDIAN  HOLDINGS,  INC.
             Condensed Consolidated Statements of Operations
                                (UNAUDITED)

                        Three Months Ended June 30,       Six Months Ended June 30,
                            2004              2003              2004          2003
                            =====             ====              ====          ====
Revenues
 Capitation               $ 321,638       $ 458,342          700,821          955,033
 Risk Pool                  148,792          (1,433)         316,833          387,359
 Fee For Service              1,365             624            1,806            1,102
                                                  -                                -
                           ---------     -----------       -------------     ----------
                            471,795         457,533        1,019,460        1,343,494
Cost of revenues
 Capitation                (187,078)       (202,533)        (392,374)        (497,140)
                           ---------        -------        -----------     -----------
 Gross margin               284,717         255,000          627,086          846,354
                           ---------        -------        ------------    -----------
Operating expenses

General and administrative (429,506)       (159,118)        (801,733)        (734,116)
                               -               -                                -
                           ---------        -------        ------------       ----------
(Loss)Income from
Operations                 (144,789)         95,882         (174,647)         112,238
                           ----------       -------        ------------       -----------
Other income and expense
Judgment Award           30,687,926             -         30,687,926               -
Interest on Judgment        465,318             -            465,318               -
Stock option issued        (500,000)            -           (500,000)              -
Other expenses               (3,161)        (26,297)          (5,425)         (64,926)
                        ------------      -----------     ------------    ------------
Total other income
/expense                 30,650,083         (26,297)      30,647,819          (64,926)


Net Income               30,505,294          69,585       30,473,172           47,312
                         ===========        ===========   ===========       ==========

Net income per share    $    2.12         $  0.01            $ 2.57           $  0.01

Weighted average
shares outstanding       14,370,200        9,383,149      11,870,200         9,383,149



















See accompanying notes to Condensed consolidated financial statements

                       MERIDIAN  HOLDINGS,  INC.
            Condensed Consolidated Statements of Cash Flows
                              (UNAUDITED)

                                                     Six Months Ended June 30,
                                                         2004            2003
                                                         =====          ======
Cash flows from operating activities
  Net income                                         $ 30,473,172       47,311
  Adjustments to reconcile net Loss/income to net
  cash used in operating activities:
  Stock Option issued                                     500,000            -
  Depreciation and amortization                             8,908        7,292
  Equity interest in earnings of investments                                 -
  (Increase) decrease in:
         Restricted cash                                   98,777       70,860
         Judgment receivable                          (31,152,883)           -
         Accounts receivable                             (131,761)    (160,506)
         Other current assets                                -         163,715
         Accounts payable                                 170,351       98,328
         Accrued payroll and other                            -       (836,467)
         Incurred but not reported reserve                (26,509)        -
                                                         ---------    ---------
Net cash used in operating activities                     (59,945)    (609,468)

Cash flow from investing activities
   Acquisition of fixed assets                             (8,918)      (2,524)
   Investment in InterCare                                      -      278,841
   Disposition Of fixed assets                                  -      315,002
                                                       ----------     ---------
Net cash used in investing activities                      (8,918)     591,319
                                                       ----------     ---------
Cash flow from financing activities
   Borrowings from majority stockholder/officer          (158,381)         -
   Borrowings on long-term debt                           227,504          -
   Borrowings on line of credit                             1,300          -
                                                         --------      ---------
Net cash (used in) provided by financing activities        70,423          -
                                                         ---------     ---------
Increase/(Decrease) in cash and cash equivalents            1,560      (18,149)

Cash and cash equivalents, beginning of period              1,218       23,040
                                                         ----------     ----------
Cash and cash equivalents, end of period                $   2,778        4,891
                                                         ==========     ==========

Supplemental Disclosure of non-cash investing and financing activities

















See accompanying notes to Condensed consolidated financial statements

                            MERIDIAN  HOLDINGS,  INC.

                   Notes  to Condensed Consolidated  Financial  Statements
1.     General

Basis  of  Reporting

The interim accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended December 31, 2003 included in its Annual Report on Form 10-KSB. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2004.

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

                                       CGI

On December 10, 1999, the Company agreed to acquire a 20% equity interest in CGI for common stock. On December 20, 1999, the board of directors authorized the issuance of 4,000,000 pre-split (adjusted to 12,000,000 post-split) shares of common stock in consideration for the 20% of the interest in CGI. At the date of the transaction, the Company's shares opened at a price of $3 per share. Between September 1, 1999 and the acquisition date, the Company's stock sold within a range of $.25 to $3.25 per share (an average of $.97 per share). Because of the limited trading history of the Company, the six-month average was deemed to be a fair valuation of the transaction, resulting in a total investment balance of $3,880,000 as of December 31, 2000 and 1999. The shareholders of CGI were also issued warrants to purchase an additional 1,000,000 pre-split (adjusted to 3,000,000 post-split) shares of common stock at $2 pre-split share (or approximately $0.67 on a post-split basis) over a five-year period as a hedge against any fluctuation of the share price of the common stock in the immediate future. These warrants will expire on December 30, 2004, and none have been exercised as of June 30, 2004.

3.     Fixed  Assets

Fixed assets consist of the following:

                                            As of
                                           June 30, 2004   December 31,2003
Computer equipment                         $ 111,155             $ 102,237
Leasehold improvements                         6,500                 6,500
Office furniture, fixtures and equipment      61,915                61,916
Software                                      25,803                25,803
Medical equipment                              6,654                 6,654
                                             --------              -------
                                             212,027               203,110
Less accumulated depreciation               (168,759)             (159,852)
                                            ---------             --------
                                            $ 43,268              $ 43,258
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

6.     Risk  Pool  Agreement

The  Company  is a party  to a  Risk Pool Agreement (the "Agreement") with Tenet
HealthSystem Hospitals, Inc. ("Tenet"). Pursuant to the Agreement, 50% of the monthly capitation revenue is received directly by the Company, and the remaining 50% is deposited into an escrow account from which Cap-Management Systems, Inc., a subsidiary of Tenet pays all claims expenses, reinsurance expenses, make allowance for Incurred But Not Reported ("IBNR") reserve, and retains a management fee. The Company is responsible for 50% of Profit (loss) after all institutional claims reinsurance and management fees are paid, and ("IBNR") reserve have been accounted for.

These revenues and expenses have been reflected in the accompanying Consolidated statements of operations for the quarters ended June 30, 2004 and 2003 respectively.

The Company has also reflected the monies in the escrow account as of June 30, 2004 and 2003, respectively as restricted cash in the accompanying consolidated balance sheets.

Related party Transaction

On April 26, 2004 the registrant issued 5,000,000 shares of common stock with a fair market value of 0.10 cents per share as of June 30, 2004, to consultant and employees of the registrant, under the 2003 qualified and non-qualified stock option plan, following an S8 registration statement filing with the SEC.

7.  Judgment Receivable

On January 8, 2004, a default judgment was entered in favor of the registrant, by the Los Angeles County Superior Court in a case titled Meridian Holdings, Inc. versus Sirius Technologies of America, a Delaware Corporation Case Number BC256860. The amount of the judgment including damages, court cost and punitive damages are $30,687,926, with a pre-judgment interest at the annual rate of 10%. This amount has been reflected in the balance sheet and the income statement as a judgment receivable. Management is pursuing all collections options regarding this judgment.

                            MERIDIAN  HOLDINGS,  INC.


THE  COMPANY

Meridian Holdings, Inc. (the "Company") was incorporated under the laws of the State of Colorado on October 13, 1998. The Company is located in the City of Los Angeles, California, U.S.A. and contracts with physicians to provide health care services primarily within greater of Los Angeles County.

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

The Company also provides medical services management to its Capnet IPA health care provider network. We provide the following services:

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

SELECTED  FINANCIAL  DATA

The  Company  had  net working  capital of  $32,322,264 as   at   June  30, 2004
compared to $ 1,279,978 at December 31, 2003. This represents an increase in working capital of 2,425%. This increase in working capital is attributed primarily to a judgment award (judgment receivable) against Sirius Technologies of America, a Delaware Corporation

The selected financial data set forth above should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND RESULTS OF
OPERATIONS:

The following section contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's future operating results, the market acceptance of the services of the Company, the Company's efforts to develop new products and services, and the Company's planned investment in the marketing of its current services and research and development with regard to future endeavors. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including domestic and global economic patterns and trends.

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

RESULTS  OF  OPERATIONS

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF MERIDIAN HOLDINGS FOR THE THREE MONTHS ENDED AND SIX MONTHS ENDED JUNE 30, 2004 AS COMPARED TO THE THREE MONTHS ENDED AND SIX MONTHS ENDED JUNE 30, 2003.

REVENUE

Medical  services  revenues  decreased  by  30%  from  $ 458,342  for the  three months ended June 30, 2003 to $ 321,638 for the three months ended June 30, 2004, and by 27% from $ 955,033 for the six months ended June 30,
2003  to  $ 700,821 for   the six  months ended June 30, 2004.

We provided managed care services for approximately 28,000 and 30,000 member months (members per month multiplied by the months for which services were available) during the six months ended June 30, 2004 and 2003, respectively. The decrease in member months was due to disenrollment of Medi-Cal members following the ongoing State of California Department of Health Services Medi-Cal membership redetermination efforts.

Revenue generated by our managed care entities under our contracts with HMOs as a percentage of medical services revenue was approximately 99% and 96%, respectively, during the six months ended June 30, 2004 and 2003. Revenue generated by the Los Angeles County Community Health Plan ("CHP") contracts was 99% of medical services revenue for the six months ended June 30, 2004 and 2003, respectively.

Management is the process of launching the International Preferred Provider Network program, through the Meridian Health Systems division, which will be official launched during the fourth quarter of 2004, which we believe will significantly enhance our revenue generation.

EXPENSES
Medical claims paid, which includes capitation payments to our contracted primary care IPA physicians and medical claims paid revenue after giving account to IBNR reserves, for the three month period ended June 30,2004 were $ 187,633 or 40% of medical services revenue, compared to $ 94,417 or 21% of medical services revenue for the three month period ended June 30, 2003. Medical services expenses, for the six month period ended June 30,2004 were $ 283,154 or 28% of medical services revenue, compared to $351,249 or 26% of medical services revenue for the six month period ended June 30, 2003. The increase in medical services expense for the three and six months ended June 30, 2004 was due to increased volumes of claims paid to contracted providers for services rendered.

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

For the three months ended June 30, 2004 and 2003, payroll and employee benefits for administrative personnel was $128,113, or 27% of total revenues, compared to $121,227 or 26% of revenue, respectively. Payroll and employee benefits for administrative personnel was $271,610 for the six months ended June 30, 2004, or 27% of total revenues, compared to $238,617 or 18% of revenue for the six months ended June 30, 2003. The increase in employee payroll expenses for the six months ended June 30, 2004 was due to hiring of additional support staff.

Management anticipates that general operating expenses will increase, as it pursues, vigorously, its acquisition of new business opportunities and the integration of the existing ones.

INCOME/LOSS FROM OPERATIONS

The registrant recorded a loss from operations for the three months ended June 30, 2004 of $144,789, or 31% of total revenues, compared to income of $95,882, or 21% of total revenues, for the three months ended June 30, 2003.
During the six months ended June 30, 2004, the registrant recorded a loss from operations of $174,647, or 17% of total revenues compared to an income from operations of $112,238 or 8.3% of total revenues for the six months ended June 30, 2003. The decrease in net income from operations is due to decrease in member months as a result of disenrollment of Medi-Cal members following the ongoing State of California Department of Health Services Medi-Cal membership redetermination efforts described above.

NET INCOME (LOSS)

The net income for the three months ended June 30, 2004 was $30,505,294 compared to net income for the three months June 30, 2003 of $69,585. The Net income for six months ended June 30, 2004 and June 30, 2003 was $30,473,172 and $47,312
respectively. The increase in net income was as a result of the award of a judgment in favor of Meridian Holdings, Inc. against Sirius Technologies, a Delaware Corporation by Los Angeles County Superior Court. Management is pursuing vigorously, all the available collections efforts.

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

On June 1st, 2004, we issued a press release announcing that its' CGI Communications Services, Inc.(CGI) subsidiary, has entered into a teaming and joint marketing agreement with Telemedicine Reference Center, Ltd,(TRCL) located in Dhaka, Bangladesh.

Management is the process of launching the International Preferred Provider Network program, through the Meridian Health Systems division, which will be official launched during the fourth quarter of 2004, which we believe will significantly enhance our revenue generation.

PART  II     -  OTHER  INFORMATION

Item 3: LEGAL  PROCEEDINGS

On January 8, 2004, a default judgment was entered in favor of the registrant, by the Los Angeles County Superior Court in a case titled Meridian Holdings, Inc. Versus Sirius Technologies of America a Delaware Corporation Case number BC256860. The amount of the judgment including damages, court cost and punitive damages is $30,687,926, with a pre-judgment interest at the annual rate of 10%. This amount has been reflected in both the balance sheet and income statement of the registrant as a judgment receivable. Management is pursuing all collections options regarding this judgment.

On June 28,  2004, the registrant had a court hearing
in the District  Court of  Jerusalem, Case No A3359/01(BSA 1646/03) titled "Dr.
Danny  Basel vs Corsys Group  LTD;   Meridian  Holdings,  Inc., and Anthony  C.
Dike." The plaintiff is seeking amongst other things: enforcement of contract, compensation, negligent misrepresentation, cause in breach of contract and equitable relief. The registrant has been advised that Dr. Basel's employment was terminated for cause by Corsys Group LTD, due to intentional interference with contract and other economic relationship; and negligent interference with economic relationship; breach of fiduciary duty and other complicity in the Sirius/MedMaster matter, as well as an act of sabotage against the registrant, which resulted in significant loss of income and future business opportunities. The registrant has filed a responsive pleading, believes that the allegations against it are without merit, and intends to defend itself vigorously. The registrant is still awaiting the Israeli courts' decision regarding this matter.

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

Item 6.  Exhibits and Reports on Form 8-K

  31.1 Certification pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 of Anthony C. Dike
  31.2 Certification pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 of
  32.1 Certification pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Anthony C. Dike and
  32.2  Copy of Court Judgment against Sirius Technology of America
        (filed separately as an attachment)

                                   SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 13,  2004             By:  /s/  Anthony  C.  Dike
                              ____________________________________Signature
                                        Anthony  C.  Dike
                                    Chief  Executive  officer

Exhibit	          Description of Document
Number

  31.1 Certification pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 of Anthony C. Dike
  31.2 Certification pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 of
  32.1 Certification pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Anthony C. Dike and Michelle Nguyen
  32.2  Copy of Court Judgment against Sirius Technology of America
        (filed separately as an attachment)

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


Date:     August 13, 2004

By:/s/ Anthony C. Dike
Anthony C. Dike
Chairman and CEO (Principal Executive Officer)

                                    EXHIBIT 31.2

                                CERTIFICATION  PURSUANT  TO SECTION 302
                                 OF  THE  SARBANES-OXLEY  ACT  OF  2002


I, Michelle Nguyen, certify that:

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


Date:     August 13, 2004

By:  /s/Michelle Nguyen
 (Principal Financial Officer)

                                               Exhibit 32.1




                   CERTIFICATION  PURSUANT  TO SECTION 906
                   OF  THE  SARBANES-OXLEY  ACT  OF  2002


In connection with the quarterly report of Meridian Holdings, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Anthony C. Dike, the Chief Executive Officer, and Ms. Michelle Nguyen, Interim Chief Financial Officer, of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


DATE:  August 13,   2004        By:  /s/  Anthony  C.  Dike
                                        -------------------
                                         Anthony  C.  Dike
                                        Chairman  and  CEO


                                 By:  /s/  Michelle Nguyen
                                        -------------------
                                  Interim Chief Financial Officer