Form 10QSB
period 2004-11-15
MERIDIAN HOLDINGS INC
filed 2004-11-15
CIK 1071758

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                              FORM  10-QSB

(  X )    QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For  the  Quarterly  Period  Ended       September  30,  2004

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

As  of   September  30,  2004,   Meridian   Holdings,   Inc.,   Registrant   had
14,370,200 shares  of  its  $0.001  par  value  common  stock  outstanding.











                                       Page  1 of 12 sequentially numbered pages
                                                                     Form 10-QSB
                                                              Third Quarter 2004
                            MERIDIAN  HOLDINGS,  INC.

                                      INDEX

                                                                               PAGE
                                                                               ----
PART  I.  FINANCIAL INFORMATION

          Condensed Consolidated Balance Sheets                                    3

          Condensed Consolidated Statements of Operations                          4

          Condensed Consolidated Statements of Cash Flows                          5

          Notes to Condensed Consolidated Financial Statements                   6-8

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                             9-13

PART II   OTHER INFORMATION
          Legal Proceedings                                                       13
          Additional Information                                                  13
          Signature                                                               13
          Exhibits                                                             14-16

                              MERIDIAN  HOLDINGS,  INC.
                       Condensed Consolidated Balance Sheets


ASSETS
                                            As  of Sept 30,    as of  Dec  31
                                                      2004               2003
                                                (Unaudited)          (audited)
                                                   ==========        ==========
Current  assets
Cash  and  cash  equivalents                         $ 13,815        $    1,218
Restricted  Cash  (Note 1)                            168,918           281,010
Judgement Receivable                               31,422,202                 -
Accounts  receivable,  net  of  allowance  for
doubtful accounts of ($179,812)                     1,697,121          1,499,482
Other current assets                                    8,302              8,302


                                                     ---------        ----------
Total current assets                               33,310,358          1,790,012

Fixed assets, net of accumulated depreciation          38,606             43,258
Investments                                         3,448,564          3,448,564
                                                   ------------        ------------
 Total assets                                    $ 36,797,528       $  5,281,834
                                                   ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                    $ 404,680        $   233,301
Reserve for incurred but not reported claims          201,311            227,820
Line of credit                                         76,209             48,912
                                                     ----------         ---------
    Total current liabilities                         682,200            510,033

Long Term liabilities
    Loan from majority stockholder/officer             38,879            189,479
    Long-term debt, net of current portion            263,504                 -
                                                      ---------         ---------
    Total liabilities                                 984,584            699,512
                                                      =========        ==========
Commitments and contingencies

Stockholders' equity
Preferred stock (20,000,000 shares authorized,
par value $0.001; no shares issued and outstanding)         -               -
Common stock (100,000,000 shares authorized, par value
$0.001; 14,370,200 shares issued and outstanding as
at September 30, 2004 and 9,370,649 as at
December 31,  2003                                     14,370              9,370
Additional paid-in capital                          5,526,760          5,031,760
Accumulated deficit                                30,271,814           (458,808)
                                                  ------------      ------------
    Total stockholders' equity                     35,812,944          4,582,322
                                                  -------------     -----------
    Total liabilities and stockholders' equity    $36,797,528       $  5,281,834
                                                  ============       ============

See accompanying notes to Condensed consolidated financial statements

                        MERIDIAN  HOLDINGS,  INC.
             Condensed Consolidated Statements of Operations
                                (UNAUDITED)

                            Three Months Ended Sept 30,  Nine Months Ended Sept 30,
                             2004             2003            2004          2003
                            =====             ====           ======         ======
Revenues
 HMO Capitation Revenue    $ 290,495       $ 444,006     $   991,316     $ 1,399,039
 Risk Pool Revenue (Note7)   113,099         185,337         429,932         572,696
 Fee For Service              54,070           1,808          55,875           2,910
                            --------      ----------      -----------      ---------
                             457,664         631,151       1,477,123       1,974,645

General Operating expenses

 Cost of Provider Services   136,616         197,746         528,989         698,538
 General and Administrative  330,990         364,607       1,129,630       1,092,615
                             --------       --------       ----------        -------
(Loss)/Income from operations (9,942)         68,798        (181,496)        183,492
                             --------       --------       ----------        -------

Other income and (expense)
 Judgment Award                 -               -         30,687,926            -
 Interest on judgment        269,318            -            734,636            -
 Stock option issued              -              -          (500,000)           -
 Other net                    (5,173)         (4,066)        (10,678)        (68,992)
                             --------       ---------      -------------     --------
 Net Other                   264,145          (4,066)      30,911,883        (68,992)
                             --------      -----------    -------------     ----------

 Net Income                  254,203          64,732       30,730,388        114,500
                             --------       ----------     -----------      ------------


Earnings per share:

                            $  0.02            $ 0.01      $ 2.59          $  0.01

                            ==========     ==========      ==========      ==========
Weighted average
shares outstanding        14,370,200         9,370,649      11,870,200       9,370,649



















See accompanying notes to Condensed consolidated financial statements

                       MERIDIAN  HOLDINGS,  INC.
            Condensed Consolidated Statements of Cash Flows
                              (UNAUDITED)

                                                     Nine Months Ended Sept 30,
                                                         2004            2003
                                                         =====          ======
Cash flows from operating activities
  Net income                                      $ 30,730,622         $  114,499
  Adjustments to reconcile net Loss to net
  cash used in operating activities:
  Stock option issued	                                  500,000                 -
  Depreciation and amortization                         13,570             11,353
  (Increase) decrease in:
         Restricted cash                               112,092             (9,981)
         Judgment receivable                       (31,422,202)                 -
         Accounts receivable                          (197,639)          (245,155)
         Other current assets                             -               (20,390)
         Accounts payable                              171,379             71,844
         Accrued payroll and other                        -              (606,650)
         Incurred but not reported reserve             (26,509)           (49,405)
         Accrued interest                                 -               (47,172)
                                                       ----------        ----------
Net  cash  used  in  operating  activities            (118,687)          (781,058)
                                                       ---------         ----------
Cash  flow  from  investing  activities
   Acquisition  of  fixed  assets                       (8,917)           (10,792)
   Disposition of Fixed Asset                              -              315,002
   Investment  in  Intercare                               -              298,931
   Investments in CGI                                      -              163,715
                                                      ----------         ---------
Net  cash  used  in  investing  activities              (8,917)           766,856
                                                      -----------        ---------

Cash flow from repayment of debt/financing activities
   Borrowings from majority stockholder/officer       (150,600)                -
   Borrowings on long-term debt                        263,504                 -
   Borrowings on line of credit                         27,297                 -
                                                      --------            ---------
Net cash (used in) provided by financing activities    140,201                  -
                                                      --------            ---------
   (Decrease) increase in cash and cash equivalents     12,597            (14,202)

Cash and cash equivalents, beginning of period           1,218             23,040
                                                       ----------        ----------
Cash and cash equivalents, end of period              $ 13,815           $  8,838
                                                      ==========         ==========













See accompanying notes to Condensed consolidated financial statements

                            MERIDIAN  HOLDINGS,  INC.

                   Notes  to Condensed Consolidated  Financial  Statements
1.     General

Basis  of  Reporting

The interim accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended December 31, 2003 included in its Annual Report on Form 10-KSB. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2004.

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

                                       CGI

On December 10, 1999, the Company agreed to acquire a 20% equity interest in CGI for common stock. On December 20, 1999, the board of directors authorized the issuance of 4,000,000 pre-split (adjusted to 12,000,000 post-split) shares of common stock in consideration for the 20% of the interest in CGI. At the date of the transaction, the Company's shares opened at a price of $3 per share. Between September 1, 1999 and the acquisition date, the Company's stock sold within a range of $.25 to $3.25 per share (an average of $.97 per share). Because of the limited trading history of the Company, the six-month average was deemed to be a fair valuation of the transaction, resulting in a total investment balance of $3,880,000 as of December 31, 2000 and 1999. The shareholders of CGI were also issued warrants to purchase an additional 1,000,000 pre-split (adjusted to 3,000,000 post-split) shares of common stock at $2 pre-split share (or approximately $0.67 on a post-split basis) over a five-year period as a hedge against any fluctuation of the share price of the common stock in the immediate future. These warrants will expire on December 30, 2004, and none have been exercised as of September 30 , 2004.

3.     Fixed  Assets

Fixed assets consist of the following:

                                            As of
                                           Sept 30, 2004   December31,2003
Computer equipment                         $ 111,155             $ 99,934
Leasehold improvements                         6,500                6,500
Office furniture, fixtures and equipment      61,915               61,915
Software                                      25,803               25,803
Medical equipment                              6,654                6,654

                                             --------              -------
                                             212,027              200,806
Less accumulated depreciation               (173,421)            (155,673)
                                            ---------             --------
                                           $  38,606            $  45,133
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

These   revenues   and   expenses  have   been reflected  in  the accompanying
consolidated  statements   of  operations  for  the  for   the  quarters  ended
September  30,  2004  and  2003 respectively..

The Company has also reflected the monies in the escrow account as of September 30, 2004 and September 30, 2003 as restricted cash in the accompanying Consolidated balance sheets. Additionally, Cap-Management Systems, Inc., provides the Company with an estimate as to the incurred but not reported reserve, which has been recorded as such in the accompanying consolidated balance sheets.

Related party Transaction

On April 26, 2004 the registrant issued 5,000,000 shares of common stock with a fair market value of 0.10 cents per share as of June 30, 2004, to consultant and employees of the registrant, under the 2003 qualified and non-qualified stock option plan, following an S8 registration statement filing with the SEC.

7.  Judgment Receivable

On January 8, 2004, a default judgment was entered in favor of the registrant, by the Los Angeles County Superior Court in a case titled Meridian Holdings, Inc. versus Sirius Technologies of America, a Delaware Corporation Case Number BC256860. The amount of the judgment including damages, court cost and punitive damages are $30,687,926, with a pre-judgment interest at the annual rate of 10%. This amount and potential interest has been reflected in the balance sheet and the income statement as a judgment receivable. Management is pursuing all collections options regarding this judgment.

Other Events

In August, 2004, Tenet HealthSystem Hospitals, Inc, (Tenet) announced that it has entered into an agreement to transfer one of the hospitals contracted with CAPNET IPA and County of Los Angeles Community Health Plan to Centinela Freeman HealthSystem. This transaction is expected to close sometime in November 2004. Subsequently, Capnet IPA has signed a release and assignment of the contract with Tenet to Centinela Freeman HealthSystem.

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

Effective August 1, 2004, the registrant outsourced some of the IPA management functions to Cap-Management Systems, a subsidiary of Tenet Healthsystems, while retaining over-site.

SELECTED  FINANCIAL  DATA

The Company had net working capital of $ 32,628,158 as at September 30, 2004 compared to $ 1,279,979 as of December 30, 2003. This represents an increase in working capital of 24.49%. This increase in working capital is attributed primarily to a judgment award (judgment receivable) against Sirius Technologies of America, a Delaware Corporation, et al.

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

RESULTS  OF  OPERATIONS

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF MERIDIAN HOLDINGS FOR THE THREE MONTHS ENDED AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO THE THREE MONTHS ENDED AND NINE MONTHS ENDED SEPTEMBER 30, 2003.

REVENUE

Medical services revenues decreased by 22% from $444,406 for the three months ended September 30, 2003 to $ 344,565 for the three months ended September 30, 2004, and decreased by 25% from $1,399,039 for the nine months ended September 30, 2003 to $1,047,191 for the nine months ended September 30, 2004. The decrease in revenue for the three and nine months ended September 2004 respectively, is due to decreased membership enrolment in the Capnet IPA physician network.

Risk pool revenue for the three months ended September 30, 2004 was $113,099, a decrease of 39% compared to $185,337 for the same period in 2003. For the nine months ended September 30, 2004, risk pool revenue was $429,932, a decrease of 25 % compared to $ 572,696 for the nine month ended September 30, 2003. The decrease in risk pool revenue for the three and nine months ended September 2004 was due to decrease in membership enrolment, with concomitant increase in claims expense and in adjustment of IBNR reserve.

We provided managed care services for approximately 45,000 and 75,000 member months (members per month multiplied by the months for which services were available) during the nine months ended September 30, 2004 and 2003, respectively.

The decrease in member months was due to disenrollment of Medi-Cal members following the ongoing State of California Department of Health Services Medi-Cal membership redetermination efforts.

Revenue generated by our managed care entities under our contracts with HMOs as a percentage of medical services revenue was approximately 80% and 96%, respectively, during the nine months ended September 30, 2004 and 2003. Revenue generated by the Los Angeles County Community Health Plan ("CHP") Contracts was 80% and 99% of medical services revenue for the nine months ended September 30, 2004 and 2003, respectively.

Management is the process of launching the International Preferred Provider Network program, through the Meridian Health Systems division, which will be official launched during the fourth quarter of 2004, which we believe will significantly enhance our revenue generation.

EXPENSES

Of the $330,990 General Operating expenses for the three months ended September 30, 2004, $136,616 was paid for the cost of provider services, which consist of capitation payments to our contracted primary care providers or 47% of medical services revenue after giving account to IBNR reserves, compared to $197,746 or 45% of medical services revenue for the three month period ended September 30, 2003.

General and administrative expenses were $ 330,990 or 72 % of total revenues and $364,607 or 58% of total revenues, for the three months ended September 30, 2004 and September 30, 2003 respectively and $1,129,630 or 76% of total revenues compared to $1,092,615 or 55% of total revenues for the nine months ended September 30, 2004 and 2003 respectively. Medical claims expenses, for the nine month period ended September 30, 2004 were $387,517 or 26% of medical services revenue, compared to $482,314 or 24% of medical services revenue for the nine month period ended September 30, 2003.

For the three months ended September 30, 2004, payroll and employee benefits for administrative personnel was $148,403 or 32% of total revenues, compared to $147,131 or 23% of revenue for comparable period in 2003.

Payroll and employee benefits for administrative personnel was $456,830 for the nine months ended September 30, 2004, or 30% of total revenues, compared to $375,320 or 19% of revenue for comparable period in 2003. The increase in employee payroll expenses was due to hiring additional support staff.

INCOME/LOSS  FROM  OPERATIONS

For the quarter ended September 30, 2004, the Company recorded a net income of $254,203, compared to a net income of $64,732 for the same period in 2003. The Increase in net income for this quarter is due to recognition of 10% interest from the judgment amount.

For the nine months ended September 30, 2004, the company reported a net income of $30,730,388, compared to a net income of $114,500 for comparable period in 2003. The increase in net income for nine months ended September 30, 2004 is Due to recognition of $30,687,927 judgment award and $734,636 (10%) interest income of the judgment amount. Mangement is currently pursuing all its available options regarding collections of this judgment.

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

PLAN  OF  OPERATIONS

The Company intends to embark on more aggressive marketing campaign to increase the enrollment of membership into its Capnet IPA Healthy Family Program contract with the County of Los Angeles Community Health Plan. There can be no assurance that such an effort will materialize in any meaningful results.

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

In August, 2004, Tenet HealthSystem Hospitals, Inc, (Tenet) announced that it has entered into an agreement to transfer one of the hospitals contracted with CAPNET IPA and County of Los Angeles Community Health Plan to Centinela Freeman HealthSystem. This transaction is expected to close sometime in November 2004. Subsequently, Capnet IPA has signed a release and assignment of the contract with Tenet to Centinela Freeman HealthSystem.

PART  II     -  OTHER  INFORMATION

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

  31.2 Certification pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 of Michelle Nguyen

  32.1 Certification pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Anthony C. Dike and Michelle Nguyen

                                   SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 15,  2004            By:  /s/  Anthony  C.  Dike
                              ____________________________________Signature
                                        Anthony  C.  Dike
                                     Chief  Executive  officer

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


Date:     November 15,  2004

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


Date:     November 15,  2004

By:  /s/Michelle Nguyen
(Principal Financial Officer)

                                               Exhibit 32.1




                   CERTIFICATION  PURSUANT  TO SECTION 906
                   OF  THE  SARBANES-OXLEY  ACT  OF  2002


In  connection  with  the  quarterly  report  of  Meridian  Holdings,  Inc. (the
"Company") on Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Anthony C. Dike, the Chief Executive Officer, and Ms. Michelle Nguyen, Interim Chief Financial Officer, of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


DATE:  November 15,   2004        By:  /s/  Anthony  C.  Dike
                                        -------------------
                                         Anthony  C.  Dike
                                        Chairman  and  CEO


                                 By:  /s/  Michelle Nguyen
                                        -------------------
                                Interim Chief Financial Officer