Form 10KSB/A
period 2003-12-31
MERIDIAN HOLDINGS INC
filed 2005-01-10
CIK 1071758

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

As of December 31, 2003, the Registrant had 9,370,646 shares of its $0.001 par value common stock outstanding. Based upon the closing price at such date, aggregate market value was $1,405,597








                                        Page 1 of 28 sequentially numbered pages
                                                                   Form 10-KSB/A
                       Annual Report For The Fiscal Year Ended December 31, 2003

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

     Consolidated  Statements  of  Operations                  F-4

     Consolidated  Statements  of  Stockholders'  Equity       F-5

     Consolidated  Statements  of  Cash  Flows                 F-6

     Notes  to  Consolidated  Financial  Statements            F-7

To  the  Board  of  Directors
Meridian  Holdings,  Inc.


REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
------------------------------------------------


We have audited the accompanying balance sheet of Meridian Holdings, Inc. as of December 31, 2003 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Meridian Holdings, Inc., as of December 31, 2002 and for the year then ended were audited by another auditor who has ceased operations with respect to public companies. That auditor expressed an unqualified opinion on those financial statements in his audit report dated March 27, 2003.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meridian Holdings, Inc., as of December 31, 2003, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



Madsen and Associates CPA's, Inc.
Salt Lake City, Utah
January 10, 2005

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

On July 8, 2003, the registrant filed a petition for review with the State of California Supreme Court, case number S117457, styled "Sirius Computerized Technologies, LTD (Petitioner) vs Superior Court of the State of California
For  the  County   of  Los  Angeles   (Respondent),  Meridian   Holdings,  Inc.
(Real Party in Interest), " after a decision by the Court of Appeal, Appellate District, Division Seven Case No. B166285, which overturned the earlier decision of the Superior Court of California with respect to the issue of jurisdiction, as disclosed in the previous quarterly filing with SEC. The, registrant is requesting that the California Supreme Court grant the registrant's request for review on the basis that there is a need for the law to impose harsh punishments on parties who are guilty of fraud in connection with their contractual dealings and yet expect to benefit from their choice of forum. The request was denied. Management has informed me that the Company is currently reviewing all its available options options under the law with respect to this matter.

Note 14          Subsequent Events

On January 8, 2004, a default judgment was entered in favor of the Company, by the Los Angeles Superior Court in a case titled Meridian Holdings, Inc., vs Sirius Technologies of America, a Delaware Corporation. The amount of the Judgement including damages, court cost, and punitive damages is $30,687,926, with a pre-judgment interest rate accruing at the rate of 10%. Management is actively pursuing all collection options with regards to this judgment.

In accordance with Financial Accounting Standards No. 121 (Impairment of Long Term Assets), management will test this asset for impairment and charge the value of the impaired asset to operations in the year ended December 31, 2004.