Form 10KSB/A
MERIDIAN HOLDINGS INC
filed 2005-02-28
CIK 1071758

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

ITEM 7. FINANCIAL  STATEMENTS

Please refer to Exhibit 99.1 for the Independent Auditors' Reports and Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8a. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, they concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

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

Meridian  Holdings,  Inc.

Date:  January 10,  2005             By:  /s/  Anthony  C.  Dike
                           ____________________________________Signature
                                        Anthony  C.  Dike
                                    Chief  Executive  officer

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

     Consolidated  Statements  of  Cash  Flows                 F-6

     Notes  to  Consolidated  Financial  Statements            F-7

                          INDEPENDENT AUDITORS' REPORT




To  the  Board  of  Directors
Meridian  Holdings,  Inc.

I have audited the accompanying consolidated balance sheet of Meridian Holdings, Inc. as of December 31, 2002, and the related consolidated statements of stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meridian Holdings, Inc. as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



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