Form 10QSB/A
period 2004-03-31
MERIDIAN HOLDINGS INC
filed 2005-03-02
CIK 1071758

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














                                        Page 1 of 19 sequentially numbered pages
                                                                       Form 10-Q
                                                              First Quarter 2004
                            MERIDIAN  HOLDINGS,  INC.


                                      INDEX


                                                                       PAGE
                                                                       ----


PART  I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Balance Sheets                                    3

          Consolidated Statements of Operations                          4

          Consolidated Statements of Cash Flows                          5

          Notes to Consolidated Financial Statements                   6-8

          The Company                                                    9

    Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     13

    Item 3    Controls and Procedures                                   16

PART II   OTHER INFORMATION

    Item 1    Legal Proceedings                                         17

    Item 6.  Exhibits and Reports on Form 8-K                           17


          Signature                                                     17

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

Subsequent Event

On April 26,2004 the Company issued 5,000,000 shares of common stock at 0.20 cents per share to its employee and consultants, under the 2003 qualified and non-qualified stock option plan, following an S8 registration statement filing with SEC.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act" ), the Company carried out an evaluation under the
Supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Based upon the required evaluation, the Management concluded that as of June 30, 2004, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

From time to time, the Company and its management have conducted and will continue to conduct further reviews and, from time to time put in place additional documentation, of the Company's disclosure controls and procedures, as well as its internal control over financial reporting. The Company may from time to time make changes aimed at enhancing their effectiveness, as well as changes aimed at ensuring that the Company's systems evolve with, and meet the needs of, the Company's business. These changes may include changes necessary or desirable to address recommendations of the Company's management, its counsel and/or its independent auditors, including any recommendations of its independent auditors arising out of their audits and reviews of the Company's financial statements. These changes may include changes to the Company's own systems, as well as to the systems of businesses that the Company has acquired or that the Company may acquire in the future and will, if made, be intended to enhance the effectiveness of the Company's controls and procedures. The Company is also continually striving to improve its management and operational efficiency and the Company expects that its efforts in that regard will from time to time directly or indirectly affect the Company's disclosure controls and procedures, as well as the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

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


Meridian  Holdings,  Inc.


Date:  February 25,  2005           By:  /s/  Anthony  C.  Dike
                              ____________________________________Signature
                                        Anthony  C.  Dike
                                    Chief  Executive  officer