Form 10QSB/A
period 2004-06-30
MERIDIAN HOLDINGS INC
filed 2005-03-02
CIK 1071758

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

                                      INDEX

                                                                               PAGE
                                                                               ----
PART  I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets                                    3

          Condensed Consolidated Statements of Operations                          4

          Condensed Consolidated Statements of Cash Flows                          5

          Notes to Condensed Consolidated Financial Statements                   6-8

     Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                               10

     Item 3  Controls and Procedures                                              14

PART II   OTHER INFORMATION

     Item 1.  Legal Proceedings                                                   12

     Item 6.  Exhibits and Reports on Form 8-K                                    13

          Signature                                                               13

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

Item 1: LEGAL  PROCEEDINGS

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

On June 28, 2004, the registrant had a court hearing in the District Court of Jerusalem, Case No A3359/01(BSA 1646/03) titled "Dr. Danny Basel vs Corsys Group LTD; Meridian Holdings, Inc., and Anthony C. Dike." The plaintiff Is seeking amongst other things: enforcement of contract , compensation, Negligent misrepresentation, cause in breach of contract and equitable relief. The registrant has been advised that Dr. Basel's employment was terminated for cause by Corsys Group LTD, due to intentional interference with contract and other economic relationship; and negligent interference with economic relationship; breach of fiduciary duty and other complicity in the Sirius/MedMaster matter, as well as an act of sabotage against the registrant, which resulted in significant loss of income and future business opportunities. The registrant has filed a responsive pleading, believes that the allegations against it are without merit, and intends to defend itself vigorously. The registrant is still awaiting the Israeli courts' decision regarding this matter.

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