Form 10QSB/A
period 2004-09-30
MERIDIAN HOLDINGS INC
filed 2005-03-08
CIK 1071758

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

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

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

For the nine months ended September 30, 2004, the company reported a net income of $30,730,388, compared to a net income of $114,500 for comparable period in 2003. The increase in net income for nine months ended September 30, 2004 is Due to recognition of $30,687,927 judgment award and $734,636 (10%) interest income of the judgment amount. Management is currently pursuing all its available options regarding collections of this judgment.

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

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act" ), the Company carried out an evaluation under the
Supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Based upon the required evaluation, the Management concluded that as of September 30, 2004, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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