Form 10KSB
period 2004-12-31
MERIDIAN HOLDINGS INC
filed 2005-05-16
CIK 1071758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D.  C.  20549

                                  FORM  10-KSB

(  X  )   ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR 15 (d) OF THE SECURITIES
                                    EXCHANGE  ACT  OF  1934

          For  the  Fiscal Year Period Ended       December  31,  2004

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

The  Registrant's  revenues for the year ended December 31, 2004 were $2,295,047

As of December 31, 2004, the Registrant had 14,370,649 shares of its $0.001 par value common stock outstanding with a market capitalization of $574,826








                                        Page 1 of 28 sequentially numbered pages
                                                                   Form 10-KSB
                       Annual Report For The Fiscal Year Ended December 31, 2004

                                TABLE OF CONTENTS

                                                                    Page Number
                                    PART  I

Item 1. Description of Business . . . . . . . . . . . . . . . . . . . .  . .  .3

Item 2. Description of Property . . . . . . . . . . . . . . . .  . . . . . . . 7

Item 3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .  7

Item 4. Submission of Matters to a Vote of Security Holders Our . . . ... . .  8

                                  PART II

Item 5. Market for Common Equity and Related Stockholder matters . . . . . ..  8

Item 6. Management's Discussion and Analysis . . . . . . . . . . . . . . . . . 9

Item 7. Financial Statements  . . . . . . . . . .  . . . . . . . . . . . . . .13

Item 8. Changes In and Disagreements With Accountants on Accounting and .. . .13
Financial Disclosure

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons . . . . .13

Item 10. Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . .17

Item 11. Security Ownership of Certain Beneficial Owners and Management . . . 18

Item 12. Certain Relationships and Related Transaction . . . . . . . . . . .. 19

Item 13. Exhibits and Reports on Form 8-k  . . . . . . . . . . . . . . . . . .19

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

4.     Meridian Energy Corporation

5.     Meridian Health Systems

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


                   CGI  COMMUNICATIONS  SERVICES,  INC.

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

By combining enabling technology with industry leading companies supplying telecommunications, medical products and services, CGI is poised to make
InterCare, DX Inc.'s ICE(tm) suite of clinical applications, the global leader in providing comprehensive telemedicine and telecare solutions. CGI will now begin a Pilot-testing of this technology among over 300 healthcare providers affiliated with CAPNET IPA, an integrated healthcare delivery system, located in Los Angeles, California, managed by Meridian Holdings, Inc., the ASP version of ICE(tm) when released.

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

Meridian Energy Corporation

Meridian Energy Corporation is a wholly owned subsidiary of Meridian Holdings, Inc., both Colorado Corporation., is a diversified energy and natural resource Company, seeking high returns with minimal risk, in the field of Electricity, Oil and Gas market. Meridian Operates, backs and invests in major exploration and exploitation organized by highly regarded geologist, geophysicists and other energy executives. The Company seeks highly visible opportunities in countries around the globe with a history of natural resource production that offer exciting and attractive propositions the company will seek to minimize risk by bringing in either joint venture, carried or working interest partners, depending on the size and scale of the project.

Meridian Health System

Meridian Health System,(VIP Concierge Medical Services Company) is a division of Meridian Holdings focusing on provision of tertiary medical specialty care for the international clientele in the U.S.A. The Company's mission is to provide access to the very best US physicians and hospitals for international patients and providers as well as reduce and mitigate access barriers to US healthcare. The Company serves as a single point of contact and accountability for patients, families, physicians, allied health, hospitals and vendors.

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

EMPLOYEES

As of December 31, 2004, the Company had approximately 15 full-time employees. Of the total,10 were employed at the Company's executive offices. No employee of the Company is covered by a collective bargaining agreement or is represented by a labor union. The Company considers its employee relations to be good.


ITEM 2. DESCRIPTION OF PROPERTY

The Company's corporate offices are located at 900 Wilshire Boulevard, Suite 500, Los Angeles, California 90017. The Company is required to pay $5,791.00 per month rental. The Company was required to make a lease deposit of $5,186.00. The lease expires on February 28, 2005. The telephone number is (213) 627-8878. The Company has additional office space located at 1601 Centinela Avenue, Inglewood, California 90302. The Company is required to pay $1,560.00 per month rental. The Company was not required to make a lease deposit. This lease is on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

On July 19, 2001, Ventures & Solutions, LLC, filed a lawsuit against the company, styled Ventures & Solutions, LLC, Plaintiff v. Meridian Holdings, Inc., Defendant, Circuit Court of Alexandria, Virginia, Case No. C10517. The company was served with a copy of the Complaint on August 6, 2001. Plaintiff has alleged that the company owes it approximately $29,000.00, pre and post judgment interest, and attorneys' fees and costs. The Virginia court ruled in favor of the plaintiff, for the actual amount claimed owed in April 2003. The Company is currently in negotiation with the Judgment Creditor

On May 6, 2003, the registrant was served with a summons for a lawsuit filed in the District Court of Jerusalem, Case No A3359/01(BSA 1646/03) titled "Dr. Danny Basel vs Corsys Group LTD; Meridian Holdings, Inc., and Anthony C.
Dike." The plaintiff is seeking amongst other things: enforcement of contract, compensation, negligent misrepresentation, cause in breach of contract and equitable relief.The registrant has been advised that Dr. Basel's employment was terminated for cause by Corsys Group LTD, due to intentional interference with contract and other economic relationship; and negligent interference with economic relationship; breach of fiduciary duty and other complicity in the Sirius/MedMaster matter as disclosed previously with SEC, which resulted in significant loss of income and future business opportunities. The Company is awaiting the final court ruling in this matter.

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

On March 6, 2004 the shareholders voted to re-appoint Mr. Andrew Smith CPA, as the Company's independent accountant for the fiscal year ended December 31, 2003. Also, the shareholders re-approved the Registrants' 2001 stock option plan for 2004, as well as the election of the following directors for another one year term:

     Mr.  James  Truher
     Mr.  Michael Muldavin
     Mr.  Randy Simpson
     Mrs  Marcelina  Offoha

PART  II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTER

The Common Stock is currently quoted on the OTC Bulletin Board, maintained by the National Association of Security Dealers, Inc. under the Symbol: MRDH, and there is presently only a very limited market for the Common Stock. Historically the spread between the bid and asked price of the Company's Common Stock has been large, reflecting limited trading in the stock. The price range of the Company's Common Stock has varied significantly in the past months, ranging from a high bid of $1.00 and a low bid of $0.04 per share. The trading price for the Common Stock has fluctuated widely in the recent past. The above prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

The following information with respect to the high and low bid price of our shares was obtained from the National Quotation Bureau.

<BTB>
                                    High                  Low
Calendar 2004
Quarter ended March 31              0.20                  0.20
Quarter ended June  30              0.10                  0.10
Quarter ended September 30          0.06                  0.06
Year ended December 31, 2004        0.04                  0.04

<BTB>
                                    High                  Low
Calendar 2003
Quarter ended March 31              0.02                  0.02
Quarter ended June  30              0.07                  0.07
Quarter ended September 30          0.08                  0.08
Year ended December 31, 2003        0.15                  0.15

At December 31, 2004, the company had approximately 800 shareholders of record for its common stock. Our preferred shares have never been offered to the public, therefore have never been publicly traded.

SELECTED  FINANCIAL  DATA

The Company had  net  working capital of $1,187,221  as  at   December 31  2004
compared to $1,279,979 at December 31, 2003.This represents a 7% decrease in working capital.

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

RESULTS  OF  OPERATIONS

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF MERIDIAN HOLDINGS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2004 AS COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2003.

REVENUE

Medical services revenues decreased by 9.8% from $2,624,135    for  the  twelve
months   ended December  31,  2003 to  $2,365,048  for the twelve  months ended
December 31, 2004. The decrease in medical services revenue is attributed to decrease in membership in the Capnet IPA due to dis-enrollment.

Revenue generated from our managed care contracts with HMOs as a percentage of medical services revenue was approximately 99% during the two consecutive period.

Cost of Revenues

The cost of revenue for twelve months ended December 31, 2004 is $1,288,208, compared to $900,203 for twelve months ended December 31, 2003. This represents a 43% increase in cost of revenue. The increase in cost of revenue is due to increase in volume medical claims paid in 2004 fiscal year.

Direct medical costs includes all costs associated with providing services for CAPNET IPA contracted members, including direct medical payment to physician providers, hospitals and ancillary services on capitated and fee for service basis. For the year ended December 31, 2004, these cost represents 56% of total revenue compared to 59% for the year ended December 31, 2003. This is referred to as Medical Loss Ratio (MLR). The decrease in Medical Loss Ratio is due to increase in volume of claims paid to contracted providers and hospitals for services rendered. Medical claims represent the costs of medical services provided by other healthcare providers other than our contracted primary care providers, but which are to be paid by us for individuals covered by our capitated risk contracts with HMOs. Our Medical Loss Ratio varies from quarter to quarter due to fluctuations in utilization, the timing of claims paid by the HMOs on our behalf, as well as increases in medical costs without counterbalancing increases in capitation revenues.

EXPENSES

General and administrative expenses is $1,549,824 or 66 % of total revenues for the twelve months ended December 31, 2004, compared to $1,515,505 or 43% of total revenues for twelve months ended December 31, 2003. The increase in general and administrative expense is due increase in fees paid to consultants as well as other corporate expenses.. The company continues to implement cost cutting measures started in 2001 during the twelve months ended December 31, 2004.

Of the $1,549,824 General and administrative expense for the period ended December 31, 2004, $574,865 was for employee salaries and wages, $90,102 was for rent and lease payments, $29,030 was for insurance including stop-loss, D&O liability, general and liability, Medical Mal-practice, Workermans' Compensation, employees health and dental insurance, $223,402 was for payment of outside consultants, and the rest was for other corporate purposes.

INCOME/LOSS FROM OPERATIONS

The  registrant  recorded a net loss from  operations  for  the  twelve months ended December 31, 2004 of $138,659, compared to a net income of $138,566 during comparable period in 2003. The net loss from operations is due to the decrease in revenue following the disenrollment of some of our members from our managed care contract. Management believes that trend will continue for 2005, due to the activation of new HMO contracts.

OTHER INCOME/EXPENSE

The Company was awarded a judgment in the amount of $30,687,926 against Sirius Technologies of America, Inc., and an individual who was formerly an officer in this Company. The Company reported this as income to Meridian during the second quarter of 2004 and the Company recorded an impairment of this asset in the amount of $30,337,926. The remaining $350,000 has been recorded as a long term asset of the Company. Management believes that there is a reasonable likelihood that this $350,000 will be collected from parties involved in this judgment. The Company will vigorously continue to pursue collection of the entire Judgment amount.

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

PLAN  OF  OPERATIONS

The Company intends to embark on more aggressive marketing campaign to increase the enrollment of membership into its Capnet IPA Healthy Family Program contract with the County of Los Angeles Community Health Plan..

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

Management is the process of launching the International Preferred Provider Network program, through the Meridian Health Systems division, which will be official launched during the second quarter of 2005, which we believe will significantly enhance our revenue generation.

The Company continues to look into various business opportunities that will help to increase its revenue and the results of operation. There can be no assurance that such an effort will materialize in any meaningful results.

RECENT  EVENTS

On January 8, 2004, a default judgment was entered in favor of the registrant, by the Los Angeles County Superior Court in a case titled Meridian Holdings, Inc. versus Sirius Technologies of America, a Delaware Corporation Case Number BC256860. The amount of the judgment including damages, court cost and Punitive damages are $30,687,926, with a pre-judgment interest at the annual rate of 10%. This amount and potential interest has been reflected in the balance sheet and the income statement as a judgment receivable. Management is pursuing all collections options regarding this judgment, with allowance for impairment recorded accordingly. On December 8,2004, the registrant entered into a judgment collection agreement with Surgimed Funds, a legal collections agency. Under the terms of the agreement, the Company will pay Surgimed 45% of net collectible. (See note 14 of the financial statements.)

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

PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Board of Directors, which consists of five directors, four of which are outside members and one of which is an officer of the Company, establishes the general compensation policies of the Company and the compensation plans and specific compensation levels for executive officers. The Company does not have a separate Compensation Committee of its Board of Directors. The Company's objective is to ensure that executive compensation be directly linked to ongoing improvement in corporate performance and increasing shareholder value. The following objectives are guidelines for compensation decisions: Job Classification. The Company assigns a job grade to each salaried position, and each job grade has a salary range, which is based on national salary surveys. These salary ranges are reviewed annually to determine parity with national compensation trends, and to ensure that the Company maintains a competitive compensation structure. Competitive Salary Base. Actual salaries are based on individual performance contributions within a competitive salary range for each position established through job evaluation and market comparisons. The salary of each corporate officer is reviewed annually by the Board of Directors. Stock

Option Programs. The purposes of the Company's ESOP and SOP are to provide additional incentives to employees to work to maximize shareholder value. The ESOP is open to all full-time employees of the Company and the SOP is open to participation by key employees and other persons as determined by the Board, based upon a subjective evaluation of the key employee's ability to influence the Company's long-term growth and profitability. Stock options under the ESOP may be granted at the current market price at the time of the grant or under the SOP at prices as determined by the Board. With specific reference to the Chief Executive Officer, the Board attempts to exercise great latitude in setting salary and bonus levels and granting stock options. Philosophically, the Board attempts to relate executive compensation to those variables over which the individual executive generally has control. The Chief Executive officer has the primary responsibility for improving shareholder value for the whole Company. The Board believes that its objectives of linking executive compensation to corporate performance results in alignment of compensation with corporate goals and shareholder interest. When performance goals are met or exceeded, shareholder value is increased and executives are rewarded commensurately. The Board believes that compensation levels during 2003/2004 adequately reflect the Company's compensation goals and policies. In 1993, the Internal Revenue Code was amended to add section 162(m), which generally disallows a tax deduction for compensation paid to a company's senior executive officers in excess of $1 million per person in any year. Excluded from the $1 million limitation is compensation which meets pre-established performance criteria or results from the exercise of stock options which meet certain criteria. While the Company generally intends to qualify payment of compensation under section 162(m), the Company reserves the right to pay compensation to its executives from time to time that may not be tax deductible.

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

The following is the list of members of the board of directors elected during the annual shareholders meeting held on March 6, 2004.

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

Meetings of the  Board  of  Directors

During the fiscal year ended December 31, 2004, the Company's Board of Directors acted five times by a unanimous written consent in lieu of a meeting. Each member of the Board participated in each action of the Board.

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

Based on the reviews and discussions referred to above, we recommended to the Board of Directors (and the Board has approved) the inclusion of the audited Consolidated financial statements referred to above in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2004 and 2003, for filing with the Securities and Exchange Commission.

                   Members of the Audit and Ethics Committee:

James Truher                                                 Michael Muldavin
Randy Simpson                                               Marcellina Offoha

                               Management Team

                       Capnet IPA Physician Network

Anthony  C.  Dike,  M.D.  Chairman/CEO
Wesley Bradford, M.D., M.P.H.,M.B.A,  Chief Medical Officer
Elizabeth Campos, Vice President IPA Operations
Foday Conteh, BSc.(Accounting)  Director of Finance
David Cutler, MSc, Director of Medical Information Systems

ITEM 10. EXECUTIVE COMPENSATION

Executive  Officers

The  executive  officers  of  the  Company  are  as  follows:

Anthony  C.  Dike,     Chairman/CEO
Wesley Bradford        Chief Medical Officer

                             EXECUTIVE  COMPENSATION

The table below shows information concerning the annual and long-term compensation for services in all capacities to the Company for the Chief Executive Officer and other full-time employee executive officers of the
Company:

                               Annual  Compensation

Name              Year     Salary         Bonus      Stock  Option   All  Other
                                                                   Compensation
                                                                   Stock Awards
Anthony  C.  Dike (1)  2004    $144,000          0        150,000        0

Wesley Bradford   (2)  2004    $ 35,000          0        100,000        100,000

1. As of December 31, 2003, Anthony C. Dike has not received any salary from the registrant, and has deferred such payment until the registrant can afford to pay after meeting all other obligations.

2. Dr. Bradford's salary is based on a part-time employment, with a base salary and other non-cash compensation such as stock and stock option award. He is also a member of the Board of Directors of InterCare DX, Inc., an affiliated entity.

Indemnification

         The Company's Certificate of Incorporation eliminates or limits the personal financial liability of the Company's directors, except in situations where there has been a breach of the duty of loyalty, failure to act in good faith, intentional misconduct or knowing violation of the law. In addition, the Company's by-laws include provisions to indemnify its officers and directors and other persons against expenses, judgments, fines and amounts paid in settlement in connection with threatened, pending or completed suits or proceedings against such persons by reason of serving or having served as officers, directors or in other capacities, except in relation to matters with respect to which such persons shall be determined to have acted not in good faith, unlawfully or not in the best interest of the Company.

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

Based solely on its review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than (10%) percent beneficial owners were complied with during the twelve months ended December 31, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 2004 to the extent known to the Company, certain information regarding the ownership of the Company's Common Stock by (i) each person who is known by the Company to own of record or beneficially more than five percent of the Company's Common Stock,
(ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name  and  Address  of                       Amount  and  Nature  of
Beneficial  Owner            Title    Beneficial  Ownership   Status  Percent  of  Class
-------------------------  --------  --------------------  --------  -----------------
Anthony  C.  Dike,  M.D. (1,2)  Director     8,590,270         Active           58%

Michael  Muldavin        (2)    Director       125,000         Active            1%

James  W.  Truher        (2)    Director       165,900         Active            1%

Randy  Simpson           (2)    Director       125,000         Active            1%

Marcellina  Offoha, Ph.D (2)    Director       157,190         Active            1%

All  directors  and  Officers  as
a  group  (five  persons)                    9,162,460                          62%

Other  Beneficial  Owners

CGI  Communications  Services,  Inc.           961,501                           6%

Other public shareholders                    4,746,689                          32%

Total  Number  of  Shares  Outstanding      14,870,650                         100%

1. Includes 330,000 shares pledged to secure the asset purchased by the registrant from the Israeli Bankruptcy court. The said asset has been abandoned, every efforts are being made to recover these shares from the Israeli receiver. Meanwhile, a stop transfer order has been place on these securities.

2. The numbers shown include the shares of our Common Stock actually owned as of December 31, 2004 and the underlying options and warrants representing shares person has the right or will have the right to acquire based on the 2004 stock option plan table.

3. Anthony C. Dike, is the sole Director of MMG Investments, Inc, and an indirect beneficial owner of 267,000 shares of Common stock held by MMG Investments, Inc.


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

Meridian  Holdings,  Inc.

Date:  May 13,  2005             By:  /s/  Anthony  C.  Dike
                           ____________________________________Signature
                                        Anthony  C.  Dike
                                    Chief  Executive  officer

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

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

   c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

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

Date:     May 13, 2005


By: /s/ Anthony C. Dike
Anthony C. Dike
Chairman and CEO (Principal Executive Officer)

                              Financial Statements
                        and Independent Auditors' Reports
                           MERIDIAN  HOLDINGS,  INC.
                  YEARS  ENDED  DECEMBER  31,  2004  AND  2003

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

     Consolidated  Statements  of  Cash  Flows                 F-6

     Notes  to  Consolidated  Financial  Statements            F-7

To  the  Board  of  Directors
Meridian  Holdings,  Inc.


REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
------------------------------------------------


We have audited the accompanying balance sheet of Meridian Holdings, Inc. as of December 31, 2004 and 2003 the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meridian Holdings, Inc., as of December 31, 2004, and 2003 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



Madsen and Associates CPA's, Inc.
Salt Lake City, Utah
May 13, 2005

                             Meridian Holdings, Inc.
                                 Balance Sheets

<BTB>
ASSETS
                                                                 As of December 31,
                                                                ----------------------
                                                                    2004           2003

                                                                 =======          ========
Current assets
Cash and cash equivalents                                       $  173,628         $    1,218
     Restricted cash (Note 8)                                      217,283            281,010
Accounts receivable, net of allowance for doubtful accounts
of $198,030 and $179,813, respectively                            1,645,838         1,497,982
Other current assets                                                 11,420             8,302
                                                                -----------        ----------
            Total current assets                                  2,048,170         1,790,011

Fixed assets, (net of accumulated depreciation                      33,944             43,258
Intellectual property, net of accumulated amortization of
$34,998 as of (Note 3)                                                   -                  -
Investments (Notes 3 and 12)                                     3,458,565          3,448,564
Judgment receivable, less allowance for impairment (Note 12)       350,000                  -
                                                                ----------        -----------
       Total assets                                           $  5,890,679        $ 5,281,834
                                                               ============       ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                             $     305,759           $ 233,301
Accrued payroll and other                                          299,504                   -
Reserve for incurred but not reported claims (Note 8)              201,311             227,820
Line of credit (Note 5)                                             50,263              48,912
Current portion of long-term debt (Note 7)                           4,112                   -
                                                                  ---------           --------
               Total current liabilities                           860,949             510,033

Long Term Liabilities
Loan from majority stockholder/officer (Note 11)                    40,946                  -

Long-term debt, net of current portion (Note  7)                    45,121             189,479
                                                                   -------             -------
                   Total liabilities                               947,016             699,512

Commitments and contingencies (Notes 10)

Stockholders' equity (Notes 2, 3, 10 and 14)
Common stock (100,000,000 shares authorized, par value
  $0.001; 14,370,649 and 9,370,649 shares issued and
  outstanding at December 31, 2004 and 2003, respectively)          14,370             93,706
Paid-in capital                                            $     5,526,760        $ 4,947,424
Accumulated deficit                                               (597,467)          (597,089)
                                                             --------------       ------------
             Total stockholders' equity                     $    4,943,663        $ 4,444,041

                                                             --------------       ------------
        Total liabilities and stockholders' equity          $    5,890,679        $ 5,860,212
                                                             ==============       ============

See accompanying notes to consolidated financial statements.

                                   Meridian Holdings, Inc.
                             Consolidated Statements of Operations

<BTB>
                                                        YEARS  ENDED  DECEMBER  31,
                                                        ---------------------------
                                                         2004                      2003
                                                       =======                =========

Revenues
   Capitation                                           $ 2,365,048             $ 2,624,135
                                                           ---------             ----------
                                                          2,365,048               2,624,135

Cost of revenues                                          1,288,208                 900,203
                                                            ---------               -------
                   Gross Profit                           1,076,840               1,723,932


Operating expenses

     General and administrative                           1,549,824               1,515,505
                                                            ---------               -------
                                                          1,549,824               1,515,505

                 Income (loss) from operations             (472,984)                208,427

Other income and (expense)

      Judgment award                                   $  30,687,926          $          -
      Impairment of judgment award                       (30,337,926)                    -
      Equity interest in earnings of investment                    0              (45,316)
      Other net                                              (15,675)             (24,545)
                                                             -------              --------
                                                             334,325              (69,861)

      Provision for income tax                                     -                     -
                                                             -------             ---------
      Net income                                            (138,659)            $ 138,566
                                                            =========            ==========
Net income (loss) per share:

       Weighted Average Shares
       Common Stock Outstanding                           13,120,649            9,383,146
                                                          ==========            =========
Net Income(Loss) per Common Share
       (Basic and Fully diluted)                           $  (0.01)              $  0.01
                                                           =========             ==========






See accompanying notes to consolidated financial statements.

                                  Meridian  Holdings,  Inc.
                            Statements  of  Stockholders'  Equity
                             For  the  Years  Ended  December  31,
                                       2004  and  2003

<BTB>


                                                                  Accumulated
                              Common Stock          Paid-in       Earnings
                               Shares     Amount      Capital     (Deficit)
                             =========   ======      ========    ==========
Balances, December 31, 2001 93,706,485   $ 93,707 $  4,947,424   $(553,140)

Net Income/(Loss)                                                  (43,803)
                           -----------  ---------  ---------      ---------
Balance December 31, 2002   93,706,485   $ 93,707 $  4,947,424   $(597,089)

Net Income/(Loss)                                                  138,566

Stock split reversal       (84,335,836)   (84,337)      84,337           -
                           -----------  ---------  ---------      --------

Balance December 31, 2003   9,370,649   $   9,370 $  5,031,760   $(458,808)

Net Income(Loss)

Issuance of stock for
services at $.10 per share  5,000,000     5,000      495,000              -

Net loss for period                 -         -            -       (138,659)
                            ----------   -------    ------        -----------
Balance December 31, 2004   14,370,649   14,371    5,526,760     $ (597,467)
                           ==========   =========  ===========   ============

See accompanying notes to consolidated financial statements.

                             Meridian Holdings, Inc.
                      Consolidated Statements of Cash Flows

<BTB>
                                                           Years Ended December 31,
                                                            ========================
                                                              2004            2003
                                                              ========         =========
Cash flows from operating activities
    Net income (loss)                                    $   (138,659)          $ 138,281
    Adjustments to reconcile net income (loss) to net
       cash provided by operating expenses:
       Depreciation and amortization                           18,230             33,030
       Judgment award net of impairment                      (350,000)                 -
       Common stock issued for services                       500,000                  -

Changes to operating assets & liabilities
 (Increase) decrease in
       Restricted cash                                         63,727            119,983
       Accounts receivable                                   (146,356)          (343,511)
       Other current assets                                    (3,118)                  -
       Increase(Decrease) in:
       Accounts payable                                       (72,458)            (49,425)
       Accrued payroll and other                             (299,509)           (391,697)
       Incurred but not reported reserve                      (26,509)            (38,138)
       Current portion of Long-Term Debt                        4,112             (96,375)
                                                               --------            -------
Net cash used in operating activities                        (220,034)           (627,852)

Cash flow from investing activities
      Purchase of fixed assets                                (8,917)            (30,595)
      Disposition of fixed assets                                  -             315,002
      Investment in CGI                                      (10,001)            462,647
                                                               ---------         ---------
Net cash used in investing activities                        (18,918)            747,054

Cash flow from financing activities
     Borrowing from majority stockholder/officer               40,946                   -
     Advances from line of  credit                              1,351            (146,050)
     Repayment of long term debt                             (144,358)              5,027
                                                              ----------        -----------
Net cash provided by financing activities                    (102,061)           (141,023)
                                                              ----------        -----------

   Increase (decrease)in cash and cash equivalents          (172,411)            (21,821)
Cash and cash equivalents, beginning of period                  1,218              23,040
                                                              ----------         ----------
Cash and cash equivalents, end of period                    $ 173,628           $   1,218
                                                              ==========         ==========
Cash Paid for interest                                       $   4,750          $   6,118

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

                               Revenue Recognition

The Company prepares its financial statements and federal income taxes on the accrual basis of accounting. The Company recognizes capitation revenue on a monthly basis from managed care plans that contract with the Company for the delivery of health care services. This capitation revenue is at the contractually agreed-upon per-member, per-month rates. For the year ended December 31, 2004, approximately 99% of capitation revenues are derived from one Los Angeles county managed care plans.

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

Accounting  for  Stock-based  Compensation

The Company adopted SFAS No. 123, "Accounting for Stock-based Compensation," which establishes financial accounting and reporting standards for stock-based compensation. SFAS No. 123 generally suggests, but does not require, stock-based employee compensation transactions be accounted for based on the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measurable. Companies that do not elect to change their accounting for employee stock-based compensation are required to disclose the effect on net income as if the provisions of SFAS No. 123 were followed. The Company has decided to retain the provisions of APB Opinion No. 25, and related interpretations thereof, for recognizing stock-based compensation expense for employees, which includes members of the board of directors. Non-employee stock compensation is recorded at fair value in accordance with SFAS No. 123. There was no such compensation recorded during the periods ended December 31, 200 4and 2003 respectively.

Income  Taxes

The Company utilizes the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are recognized based on the differences between financial statement and income tax bases of assets and liabilities using the enacted statutory rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities. Judgments involving punitive damages are subject to taxation, once collected. The Company is currently pursuing collection efforts on the judgment obtained. Appropriate income taxes will be provided as collection occur.

2.  Capitalization

The Company has established one class of preferred stock, one class of common stock and has established two classes of warrants. 1,000,000 Class "A" Redeemable Common Stock Purchase Warrants have been established, exercising into Common Shares at an exercise price of $3.00 per share. 1,000,000 Class "B" Redeemable Common Stock Purchase Warrants have been established, exercising into Common Shares at an exercise price of $4.50 per share. There were no such warrants outstanding as of December 31, 2004 and 2003.

In April 2000, the board of directors approved the authorization of 20,000,000 shares of $0.001 par value preferred stock. The preferred stock may be issued from time to time in one or more series, and the board of directors, without further approval of the stockholders, is authorized to fix the dividend rates and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restriction applicable to each series of preferred stock. There are no shares of preferred stock outstanding, and no series of shares have yet been designated as of December 31, 2004.

3.     Investments  and Business Port-Folio:

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

                                       CGI

On December 10, 1999, the Company agreed to acquire a 20% equity interest in CGI for common stock. On December 20, 1999, the board of directors authorized the issuance of 4,000,000 pre-split (adjusted to 12,000,000 post-split) shares of common stock in consideration for the 20% of the interest in CGI. At the date of the transaction, the Company's shares opened at a price of $3 per share. Between September 1, 1999 and the acquisition date, the Company's stock sold within a range of $.25 to $3.25 per share (an average of $.97 per share). Because of the limited trading history of the Company, the six-month average was deemed to be a fair valuation of the transaction, resulting in a total investment balance of $3,911,511 and $3,880,000 as of December 31, 2002 and 2001 respectively. The shareholders of CGI were also issued warrants to purchase an additional 1,000,000 pre-split (adjusted to 3,000,000 post-split) shares of common stock at $2 pre-split share (or approximately $0.67 on a post-split basis) over a five-year period as a hedge against any fluctuation of the share price of the common stock in the immediate future. These warrants expired on December 30, 2004.

4.    Fixed Assets

Property  plant  and  equipment are stated at cost. Acquisitions having a useful life in excess of one (1) year are capitalized. Repairs and maintenance are expensed in the year incurred. Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets, normally five (5) to seven (7)years.

Property and equipment consists of the following as of December 31, 2004 and 2003 respectively and is summarized as follows:

<BTB>
                                                           2004             2003
                                                           ======           ======
Computer equipment                                      $ 111,155          $ 102,237
Leasehold improvements                                      6,500             6,500
Office furniture and fixtures                              36,603            36,603
Office equipment                                           25,313            25,313
Software                                                   25,803            25,803
Medical equipment                                           6,654             6,654
                                                           -------         --------
                                                          212,028           203,110
Less accumulated depreciation                            (178,084)         (159,852)
                                                         $ 33,944          $ 43,258

5.   Line of Credit

During 2004 and 2003, the Company had a $50,000 line of credit with a financial institution. Approximately $50,263 and $48,912 was outstanding under this facility as of December 31, 2004 and 2003, respectively. Related advances bear interest at 11%, and interest is payable monthly. The line of credit expired March 21, 2005, and has been subsequently renewed through March 21, 2006.

6.   Lease Obligations

The Company's corporate offices are located at 900 Wilshire Boulevard, Suite 500 Los Angeles, California 90017. The lease expires in May 2005 and provides the option to renew for one three-year term. Monthly rents range from $4,761 to $5,786 per month.

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

8.   Income  Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes

The Company's income tax provision for the years ended December 31, 2004 and 2003 are not significant to the Company's operations and have been included within the general and administrative expenses in the accompanying statements of operations.

At December 31, 2004, a 100% valuation allowance had been provided on the net deferred income tax assets, since the Company can not determine that it is "more likely than not" to be realized.

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

These   revenues   and   expenses  have   been reflected  in  the accompanying
consolidated  statements   of  operations  for  the  for   the  periods  ended
December 31,  2004  and  2003 respectively..

The Company has also reflected the monies in the escrow account as of December 31, 2004 and December 31, 2003 as restricted cash in the accompanying Consolidated balance sheets. Additionally, Cap-Management Systems, Inc., provides the Company with an estimate as to the incurred but not reported reserve, which has been recorded as such in the accompanying consolidated balance sheets.
..
10.   Stock Option Plan

In January 2001, the stockholders of the Company approved a stock option plan for the directors of the Company (the "Plan"). The Plan provides for issuance of up to 5,000,000 shares of its common stock. Options to directors are granted based on attendance at board meetings. At December 31, 2004, no shares were available for grant under the terms of this plan.

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

A summary of the status of the Plan and changes during the years ended December 31 2004 and 2003 is as follows:

<BTB>
                                                 2004                   2003
                                                 =====                  =====
                                    Fixed Options                  Fixed Options
                                      Shares           Weighted        Shares     Weighted
                                                       Average                    Average
                                                        Price                      Price
                                      ========         ========       =======     ========
Outstanding at beginning of Year        1,500,000         $1.45       1,500,000    $ 1.45
          Granted                       5,000,000          0.20       1,500,000    $ 0.46
          Exercised                     5,000,000          0.10        (406,000)     0.17
          Forfeitures/Cancelled        (1,500,000)        (1.45)     (1,500,000)    (1.45)
                                         ----------         ------      ---------   ------
Outstanding at  end of the year          1,094,000       $ 0.27       1,094,000     $ 0.57
                                         ==========       ======       =========    =======
Exercisable at end of year               1,094,000       $ 0.27       1,094,000    $ 0.57
                                         ==========      ======       =========    =======
Weighted average fair value per Options
         Granted during the year                        $ 0.29.                    $ 1.95


Grants under the Company's stock option plan are accounted for under the provisions of APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the plan.
No stock option was exercised in 2004.

The fair value of each grant is estimated at the grant date using the following assumptions: no dividends for all years; risk-free interest rates of 5.1% in 2004 and 2003; and expected lives of five years for all grants.

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

12.  Equity  Method  Investments

Summary financial information for CGI as of and for the two years ended December 31, 2004 and 2003 respectively is presented in the following table.

<BTB>
                              2004                      2003
                            (unaudited)             (unaudited)
Long-term assets             $ 5,273,128           $  5,273,128
Total assets                   5,273,128              5,273,128
Current liabilities            1,588,932              1,857,097
Total liabilities              1,588,923              1,857,097
Revenues                               -                      -
Gross margin                           -                      -
Net income (loss)               (250,792)              (462,647)

The differences in the underlying net equity of the above-described investees and the investment balances recorded at December 31, 2004 and 2003 respectively are a result of the initial acquisition accounting of the Company's percentage interests.

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

On December 8,2004, the registrant entered into a judgment collection agreement with Surgimed Funds, a legal collections agency. Under the terms of the agreement, the Company will pay Surgimed 45% of net collectible. These amount is reflected in the balance Sheet and Income Statement. the income statement as a judgment receivable. Management is pursuing all collections options regarding this judgment.

Note 14          Judgment Award

As mentioned in Note 13, the Company was awarded a judgment in the amount of $30,687,926 against Sirius Technologies of America, Inc., and an individual who was formerly an officer in this Company. The amount of the award was recorded as income to Meridian during the second quarter of 2004 and the Company recorded an impairment of this asset in the amount of $30,337,926. The remaining $350,000 has been recorded as a long term asset of the Company. Management believes that there is a reasonable likelihood that this $350,000 will be collected from parties involved in this judgment. The Company will vigorously continue to pursue collection of the entire judgment amount. In accordance with Financial Accounting Standard 121 (Impairment of long term assets), management will continually test this asset for impairment in the future.