Form 10QSB
period 2005-03-31
MERIDIAN HOLDINGS INC
filed 2005-05-17
CIK 1071758

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                              FORM  10-QSB
 (  X )     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For  the  Quarterly  Period  Ended          March  31,  2005

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

As of March 31, 2005, Meridian Holdings, Inc., Registrant had 14,370,649 shares of its $0.001 par value common stock outstanding.















                                        Page 1 of 19 sequentially numbered pages
                                                                       Form 10-Q
                                                              First Quarter 2005
                            MERIDIAN  HOLDINGS,  INC.


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

                            MERIDIAN  HOLDINGS,  INC.

                           Consolidated Balance Sheets
                                   (Unaudited)

ASSETS

                                                       As of
                                                      March 31,       December 31,
                                                      2005            2004
                                                   ==========         ==========
Current assets
Cash and cash equivalents                           $  22,449        $   173,628
    Restricted cash                                   189,563            217,283
Accounts receivable, net of allowance for
doubtful accounts of $ 198,030                      1,764,723          1,645,838
Other current assets                                    8,302             11,420
                                                     ----------       ----------
   Total current assets                             1,985,037          2,048,170

Fixed assets, net of accumulated depreciation          29,289             33,945
Investments                                         3,458,565          3,458,565
Judgement receivable, less allowance for impairment   350,000            350,000
                                                    ----------         ----------
 Total assets                                     $ 5,822,891        $ 5,890,679
                                                    ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                $ 373,729        $   305,760
    Accrued payroll and other                         335,504            299,504
    Reserve for incurred but not reported claims      201,311            201,311
    Line of credit                                     67,596             50,263
    Current portion of long-term debt                   4,112              4,112
                                                   -----------        -----------
    Total current liabilities                         982,252            860,949

Long Term liabilities
    Loan from majority stockholder/officer             31,502             40,946
    Long-term debt                                     29,993             45,121
                                                      ---------        ---------
    Total liabilities                               1,043,747            947,016
                                                      ---------         ---------
Commitments and contingencies

Stockholders' equity
Preferred stock (20,000,000 shares authorized,
par value $0.001; no shares issued and outstanding)         -             -
Common stock (100,000,000 shares authorized, par value
$0.001; 14,370,649 shares issued and outstanding at
December 31, 2004  and March 31, 2004 respectively      14,370            14,370
Additional paid-in capital                           5,526,760         5,526,760
Accumulated deficit                                   (761,986)         (597,467)
                                                   -----------         ----------
    Total stockholders' equity                       4,779,144         4,943,663
                                                   -----------         -----------
    Total liabilities and stockholders' equity    $  5,822,891       $ 5,890,679
                                                  ============         ===========

See accompanying notes to consolidated financial statements

                            MERIDIAN  HOLDINGS,  INC.

                    Consolidated Statements of Operations
                                  (UNAUDITED)


                                             Three Months Ended March 31,
                                                     2005             2004
                                                     ====             ====
Revenues
 Capitation                                     $ 203,227          $ 379,183
 Risk Pool Revenue                                118,965            168,041
 Fee for Service Revenue                          138,086                440
                                                ----------         ----------
                                                  460,278           547,664
Cost of revenues
 Cost of Service- Claims and Capitation payments (159,603)          (205,296)
                                                  ---------          -------
 Gross margin                                     300,675            342,368
                                                  ---------          -------

Operating expenses

General and administrative                        450,983            376,579
                                                  ---------         ---------
(Loss)/Income from operations                    (150,308)           (37,211)
                                                  ----------        ---------

Other income and (expense)
 Other, net                                       (14,211)            (2,279)
                                                  ----------        --------
                                                  (14,211)            (2,279)
                                                  ---------         ---------
      Net Income/(Loss)                          (164,519)          $ (39,490)
                                                 ===========      ===========
Net Loss per share:
    Basic and diluted                           $  0.0                 $  0.000
    Weighted average shares outstanding     14,370,649                9,370,200






















See accompanying notes to consolidated financial statements

                              MERIDIAN  HOLDINGS,  INC.

                        Consolidated Statements of Cash Flows
                                     (UNAUDITED)

                                                  Three Months Ended March 31,
                                                         2005            2004
                                                        =====          ======
Cash flows from operating activities
  Net Loss                                             $ (164,519)   $ (39,490)
  Adjustments to reconcile net Loss to net
  cash used in operating activities:
  Depreciation and amortization                            13,573        4,404
  Equity interest in earnings of investments
  (Increase) decrease in:
         Restricted cash                                   27,720       28,375
         Accounts receivable                             (118,885)     (87,622)
         Other current assets                               3,118            -
Increase(Decrease) in
         Accounts payable                                  67,969      122,918
         Accrued payroll and other                         36,000          653
         Incurred but not reported reserve                      0      (26,509)
         Line of Credit                                    17,334       (1,040)
                                                          --------      -------
Net cash provided by operating activities                (117,690)       1,689
                                                          --------      -------

Cash flow from investing activities
   Acquisition of fixed assets                             (8,917)      (4,178)
                                                          --------      --------
Net cash used in investing activities                      (8,917)      (4,178)
                                                          ---------     --------
Cash flow from financing activities
   Repayments of debt                                     (15,128)           -
   Borrowings from related party                           (9,444)        2,025
                                                           --------    --------
Net cash provided by financing activities                 (24,572)        2,025
                                                           --------    ---------

   Increase(Decrease) in cash and cash equivalents       (151,179)         (464)

Cash and cash equivalents, beginning of period            173,628         1,218
                                                        ---------      --------
Cash and cash equivalents, end of period                $ 22,449      $    754
                                                        ==========    ==========













See accompanying notes to consolidated financial statements

                            MERIDIAN  HOLDINGS,  INC.

                   Notes  to  Consolidated  Financial  Statements
1.     General

Basis  of  Reporting

The interim accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended December 31, 2004 included in its Annual Report on Form 10-KSB. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2005.

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

                                       CGI

On December 10, 1999, the Company agreed to acquire a 20% equity interest in CGI for common stock. On December 20, 1999, the board of directors authorized the issuance of 4,000,000 pre-split (adjusted to 12,000,000 post-split) shares of common stock in consideration for the 20% of the interest in CGI. At the date of the transaction, the Company's shares opened at a price of $3 per share. Between September 1, 1999 and the acquisition date, the Company's stock sold within a range of $.25 to $3.25 per share (an average of $.97 per share). Because of the limited trading history of the Company, the six-month average was deemed to be a fair valuation of the transaction, resulting in a total investment balance of $3,880,000 as of December 31, 2000 and 1999. The shareholders of CGI were also issued warrants to purchase an additional 1,000,000 pre-split (adjusted to 3,000,000 post-split) shares of common stock at $2 pre-split share (or approximately $0.67 on a post-split basis) over a five-year period as a hedge against any fluctuation of the share price of the common stock in the immediate future. These warrants will expired on December 30, 2004.

3.     Fixed  Assets

Fixed assets consist of the following:

                                            As of
                                           March 31, 2005     December 31,2004
Computer equipment                         $111,155              $  111,155
Leasehold improvements                        6,500                   6,500
Office furniture and fixtures                36,603                  36,603
Office equipment                             25,312                  25,312
Software                                     25,803                  25,803
Medical equipment                             6,654                   6,654
                                             --------              -------
                                            212,027                 212,027
Less accumulated depreciation              (182,738)               (178,082)
                                            ---------             --------
                                          $  29,289                $ 33,945
                                            =========            ==========

4.     Line  of  Credit

The Company has a $50,000 line of credit with a financial institution. Related advances bear interest at 11%, and interest is payable monthly. The line of credit expires March 21, 2006.

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

These revenues and expenses have been reflected in the accompanying Consolidated statements of operations for the for the quarters ended March 31, 2005 and 2004.

The Company has also reflected the monies in the escrow account as of March 31, 2005 and March 31, 2004 as restricted cash in the accompanying consolidated balance sheets. Additionally, Cap-Management Systems, Inc., provides the Company with an estimate as to the incurred but not reported reserve, which has been recorded as such in the accompanying consolidated balance sheets.

13     Judgment Award

On January 8, 2004, a default judgment was entered in favor of the registrant, by the Los Angeles County Superior Court in a case titled Meridian Holdings, Inc. versus Sirius Technologies of America, a Delaware Corporation Case Number BC256860. The amount of the judgment including damages, court cost and punitive damages are $30,687,926, with a pre-judgment interest at the annual rate of 10% As of March 31, 2005 this amount equals to $30,957,244. The Company has also recorded an impairment of this asset in the amount of $30,607,244. The remaining $350,000 has been recorded as a long term asset of the Company. Management believes that there is a reasonable likelihood that this $350,000 will be collected from parties involved in this judgment. The Company will vigorously continue to pursue collection of the entire judgment amount. In accordance with Financial Accounting Standard 121 (Impairment of long term assets), management will continually test this asset for impairment in the future.

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

SELECTED  FINANCIAL  DATA

The Company has net working capital of $1,006,897 as at March 31, 2005 compared to $1,243,335 at March 31, 2004. This represents a decrease in working capital of about 19%. This decrease in working capital is attributed to the decrease in account receivable as well as increase in operating expense from new clinic acquisition.

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

RESULTS  OF  OPERATIONS

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF MERIDIAN HOLDINGS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.



REVENUE

The Company generated revenues from operations of $460,278 during the first quarter ended March 31, 2005, compared to the revenues from operations of $547,664 during the comparable period in 2004. This represents a 16% decrease in revenues. This decrease in revenue is as a result of decrease in capitation and risk pool revenue for the comparable period ended in 2004.

The Company recorded a net income from operations of $100,937 during the three-month period ended March 31, 2005, compared to net loss of $37,211 during the comparable period in 2004. The increase in net income is due to additional revenue generated from the clinic operations.

Revenue generated from our managed care contracts with HMOs as a percentage of medical services revenue was approximately 70% and 99%, respectively, during the three months ended March 31, 2005 and 2004. Revenue generated from the clinic operations for the first 3 months ended March 31, 2005 was $138,086 or 30% of the total revenue for the period then ended.

COST OF REVENUE

The cost of revenue for three months ended March 31, 2005 is $159,603 compared to $205,296 for three months ended March 31, 2004. This represents a 58% decrease in cost of revenue. The decrease in cost of revenue is due to the reclassification of medical claims paid to our contracted specialist and ancillary services providers.

EXPENSES

General and administrative expenses were $450,983 or 98% of total revenues for the three months ended March 31, 2005 compared to $379,579 or 69%
of total revenues for three months ended March 31, 2004. This increase in expense is due to additional expense from the operation of the two clinic facilities.

Direct medical costs includes all costs associated with providing services for CAPNET IPA contracted members, including direct medical payment to physician providers, hospitals and ancillary services on capitated and fee for service basis. For the quarter ended March 31, 2005, these costs represents 36% of total revenue. This is referred to as Medical Loss Ratio (MLR). Our Medical Loss Ratio varies from quarter to quarter due to fluctuations in utilization, the timing of claims paid by the HMOs on our behalf, as well as increases in medical costs without counter-balancing increases in capitation revenues.

Medical claims represent the costs of medical services provided by other healthcare providers other than our contracted primary care providers, but which are to be paid by us for individuals covered by our capitated risk contracts with HMOs.

Of the $610,586 total expenditure for the three months ended March 31, 2005, $159,603 or 26% was paid to our capitated primary care providers, $211,803 or 35% was for payroll and employee benefits, $133,578 or 21% was for payment of medical claims, and the rest was for consultant fees and other corporate purposes.

Management anticipates that general operating expenses will increase, as the IPA membership continues to grow and the company hires more personnel.

INCOME/LOSS

The registrant recorded a net loss from operations for the three months ended March 31, 2005 of $ 164,519 compared to net loss of $39,490 during comparable period in 2004

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

This  Form   10-QSB  contains  certain  forward-looking  statements  within  the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-QSB, the words
"believe," "anticipate," "think," "intend," "plan," "will be," and similar expressions, identify such forward-looking statements. Such statements regarding future events and/or the future financial performance of our Company are subject to certain risks and uncertainties, which could cause actual events or our actual future results to differ materially from any forward-looking statement. Certain factors that might cause such a difference are set forth in our Form 10-KSB for the period ended December 31, 2004, including the following: our success or failure in implementing our current business and operational strategies; the availability, terms and access to capital and customary trade credit; general economic and business conditions; competition; changes in our business strategy; availability, location and terms of new business development; availability and terms of necessary or desirable financing or refinancing; labor relations; the outcome of pending or yet-to-be instituted legal proceedings; and labor and employee benefit costs.

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

The Company has under management two clinic facilities acquired by Meridian Medical Group, P.C. effective January 1, 2005. These clinics are expected to generate additional revenue for the Company going forward.

The Company is also in process to opening a third clinic during the second quarter of 2005.

RECENT  EVENTS

On March 5, 2005 the shareholders voted to re-appoint Madsen Associates CPA, Inc., as the Company's independent accountant for the fiscal year ended December 31, 2004. Also, the shareholders re-approved the Registrants' 2001 stock option plan for 2005, as well as the election of the following directors for another one year term:

     Mr.  James  Truher
     Dr.  Jerry Aguolu

     Mr.  Randy Simpson
     Mrs  Marcelina  Offoha

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

PART  II     -  OTHER  INFORMATION

LEGAL  PROCEEDINGS

From time to time, we may be engaged in litigation in the ordinary course of our business or in respect of which we are insured or the cumulative effect of which litigation our management does not believe may reasonably be expected to be materially adverse. With respect to existing claims or litigation, our management does not believe that they will have a material adverse effect on our consolidated financial condition, results of operations, or future cash flows. (Please see the 2004 form 10KSB filed with SEC at www.sec.gov for additional information.)

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