Form 10KSB/A
period 2004-12-31
MERIDIAN HOLDINGS INC
filed 2005-07-20
CIK 1071758

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

                6201 Bristol Parkway, Culver City California 90230

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

Please refer to Exhibit 99.1 for the Independent Auditors' Reports and Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8a. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act" ), the Company carried out an evaluation under the Supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of this reporting period. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Based upon the required evaluation, the Management concluded that as of March 31,
2005, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange
 Commission's rules and forms.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls as of December 31, 2004


PART  III

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

Meridian  Holdings,  Inc.

Date:  June 25,  2005             By:  /s/  Anthony  C.  Dike
                           ____________________________________Signature
                                        Anthony  C.  Dike
                                    Chief  Executive  officer

                                    EXHIBIT 31.1

                          CERTIFICATION  PURSUANT  TO SECTION 302
                          OF  THE  SARBANES-OXLEY  ACT  OF  2002


I, Anthony C. Dike, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of Meridian Holdings, Inc.;

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

Date:     June 25, 2005


By: /s/ Anthony C. Dike
Anthony C. Dike
Chairman and CEO (Principal Executive Officer)

                                    EXHIBIT 31.2

                           CERTIFICATION  PURSUANT  TO SECTION 302
                           OF  THE  SARBANES-OXLEY  ACT  OF  2002


I, Foday Sorsor Conteh, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of Meridian Holdings, Inc.;

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


Date:     June 25, 2005

By: /s/ Foday Sorsor Conteh
Foday Sorsor Conteh
Director of Finance

Exhibit 32.1




                             CERTIFICATION  PURSUANT  TO SECTION 906
                             OF  THE  SARBANES-OXLEY  ACT  OF  2002


In connection with the annual report of Meridian Holdings, Inc. (the "Company") on Form 10-KSB/A for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Anthony C. Dike, the Chief Executive Officer, and Mr.
Foday Sorsor Conteh, Vice President Finance, of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

DATE: , June 25, 2005        By:  /s/  Anthony  C.  Dike
                                        -------------------
                                         Anthony  C.  Dike
                                        Chairman  and  CEO


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



Madsen and Associates CPA's, Inc.
Salt Lake City, Utah
June 25, 2005

                             Meridian Holdings, Inc.
                                 Balance Sheets

<BTB>
ASSETS
                                                                 As of December 31,
                                                                ----------------------
                                                                    2004           2003

                                                                 =======          ========
Current assets
Cash and cash equivalents                                       $  173,628         $    1,218
     Restricted cash (Note 8)                                      217,283            281,010
Accounts receivable, net of allowance for doubtful accounts
of $198,030 and $179,813, respectively                            1,645,838         1,497,982
Other current assets                                                 11,420             8,302
                                                                -----------        ----------
            Total current assets                                  2,048,170         1,790,012

Fixed assets, (net of accumulated depreciation                      33,944             43,258
Intellectual property, net of accumulated amortization of
$34,998 as of (Note 3)                                                   -                  -
Investments (Notes 3 and 12)                                     3,424,997          3,448,564
Judgment receivable, less allowance for impairment (Note 12)       350,000                  -
                                                                ----------        -----------
       Total assets                                           $  5,857,111        $ 5,281,834
                                                               ============       ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                             $     305,759           $ 233,301
Accrued payroll and other                                          299,504                   -
Reserve for incurred but not reported claims (Note 8)              201,311             227,820
Line of credit (Note 5)                                             50,263              48,912
Current portion of long-term debt (Note 7)                           4,112                   -
                                                                  ---------           --------
               Total current liabilities                           860,949             510,033

Long Term Liabilities
Loan from majority stockholder/officer (Note 11)                    40,946                  -

Long-term debt, net of current portion (Note  7)                    45,121             189,479
                                                                   -------             -------
                   Total liabilities                               947,016             699,512

Commitments and contingencies (Notes 10)

Stockholders' equity (Notes 2, 3, 10 and 14)
Common stock (100,000,000 shares authorized, par value
  $0.001; 14,370,649 and 9,370,649 shares issued and
  outstanding at December 31, 2004 and 2003, respectively)          14,370              9,370
Paid-in capital                                            $     5,526,760        $ 5,031,760
Accumulated deficit                                               (631,035)          (458,808)
                                                             --------------       ------------
             Total stockholders' equity                     $    4,910,095       $ 4,582,322

                                                             --------------       ------------
        Total liabilities and stockholders' equity          $    5,857,111        $ 5,860,212
                                                             ==============       ============

See accompanying notes to consolidated financial statements.

                                   Meridian Holdings, Inc.
                             Consolidated Statements of Operations

<BTB>
                                                        YEARS  ENDED  DECEMBER  31,
                                                        ---------------------------
                                                         2004                      2003
                                                       =======                =========

Revenues
   Capitation                                           $ 2,365,048             $ 2,624,135
                                                           ---------             ----------
                                                          2,365,048               2,624,135

Cost of revenues                                          1,288,208                 900,203
                                                            ---------               -------
                   Gross Profit                           1,076,840               1,723,932


Operating expenses

     General and administrative                           1,549,824               1,515,505
                                                            ---------               -------
                                                          1,549,824               1,515,505

                 Income (loss) from operations             (472,984)                208,427

Other income and (expense)

      Judgment award                                   $  30,687,926          $          -
      Impairment of judgment award                       (30,337,926)                    -
      Equity interest in earnings of investment              (33,568)             (45,316)
      Other net                                              (15,675)             (24,545)
                                                             -------              --------
                                                             300,757              (69,861)

      Provision for income tax                                     -                     -
                                                             -------             ---------
      Net income                                            (172,227)            $ 138,566
                                                            =========            ==========
Net income (loss) per share:

       Weighted Average Shares
       Common Stock Outstanding                           13,120,649            9,383,146
                                                          ==========            =========
Net Income(Loss) per Common Share
       (Basic and Fully diluted)                           $  (0.00)              $  0.01
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

<BTB>


                                                                  Accumulated
                              Common Stock          Paid-in       Earnings
                               Shares     Amount      Capital     (Deficit)
                             =========   ======      ========    ==========
Balances, December 31, 2001 93,706,485   $ 93,707 $  4,947,424   $(553,571)

Net Income/(Loss)                                                  (43,803)
                           -----------  ---------  ---------      ---------
Balance December 31, 2002   93,706,485   $ 93,707 $  4,947,424   $(597,374)

Net Income/(Loss)                                                  138,566

Stock split reversal       (84,335,836)   (84,337)      84,337           -
                           -----------  ---------  ---------      --------

Balance December 31, 2003   9,370,649   $   9,370 $  5,031,760   $(458,808)

Net Income(Loss)

Issuance of stock for
services at $.10 per share  5,000,000     5,000      495,000              -

Net loss for period                 -         -            -       (172,227)
                            ----------   -------    ------        -----------
Balance December 31, 2004   14,370,649   14,370    5,526,760     $ (631,035)
                           ==========   =========  ===========   ============

See accompanying notes to consolidated financial statements.

                             Meridian Holdings, Inc.
                      Consolidated Statements of Cash Flows

<BTB>
                                                           Years Ended December 31,
                                                            ========================
                                                              2004            2003
                                                              ========         =========
Cash flows from operating activities
    Net income (loss)                                    $   (172,227)          $ 138,281
    Adjustments to reconcile net income (loss) to net
       cash provided by operating expenses:
       Depreciation and amortization                           18,232             33,030
       Judgment award net of impairment                      (350,000)                 -
       Common stock issued for services                       500,000                  -
       Equity in loss of subsidiary                            33,568             45,316

Changes to operating assets & liabilities
 (Increase) decrease in
       Restricted cash                                         63,727            119,983
       Accounts receivable                                   (146,356)          (343,511)
       Other current assets                                    (3,118)                  -
       Increase(Decrease) in:
       Accounts payable                                        72,458             (49,425)
       Accrued payroll and other                              299,504            (391,697)
       Incurred but not reported reserve                      (26,509)            (38,138)
                                                               --------            -------
Net cash used in operating activities                         289,279            (486,161)

Cash flow from investing activities
      Purchase of fixed assets                                (8,918)            (30,595)
      Disposition of fixed assets                                  -             315,002
      Investment in CGI                                      (10,001)            417,331
                                                               ---------         ---------
Net cash used in investing activities                        (18,919)            701,738

Cash flow from financing activities
     Borrowing from majority stockholder/officer               40,946                   -
     Advances from line of  credit                              1,351            (146,050)
     Repayment of long term debt                             (140,246)            (91,348)
                                                              ----------        -----------
Net cash provided by financing activities                     (97,949)           (237,398)
                                                              ----------        -----------

   Increase (decrease)in cash and cash equivalents          (172,411)            (21,821)
Cash and cash equivalents, beginning of period                 1,218              23,039
                                                             ----------         ----------
Cash and cash equivalents, end of period                   $ 173,628            $  1,218
                                                             ==========         ==========
Cash Paid for interest                                       $ 4,750           $   6,118

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

                                  Equity Method

Investments in certain companies whereby the Company owns 20 percent or more interest are carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses, because the Company exercises significant influence over their operating and financial activities.
Such investee entity includes CGI Communications Services, Inc.

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

8.   Income  Taxes

The Company utilizes the liability method of accounting for income taxes. Under The liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefit will not be realized.

On December 31, 2004 and 2003, the Company had a net operating losses available For carry forward of $981,035 and $458,808 respectively. The tax benefit of This loss carryforward has been fully offset by a valuation reserve because the Use to the tax benefit is undetermined since there is no reasonable method to Determine the usage of this carryforward in the future. The loss carryforward will start to expire in 2018.

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

A summary of the status of the Plan and changes during the years ended December 31 2004 and 2003 is as follows:

<BTB>
                                                 2004                   2003
                                                 =====                  =====
                                    Fixed Options                  Fixed Options
                                      Shares           Weighted        Shares     Weighted
                                                       Average                    Average
                                                        Price                      Price
                                      ========         ========       =======     ========
Outstanding at beginning of Year        1,094,000         $0.57       1,500,000    $ 1.45
          Granted                       3,006,000          0.20       1,500,000    $ 0.46
          Exercised                    (5,000,000)         0.10        (406,000)     0.17
          Forfeitures/Cancelled                 -             -      (1,500,000)    (1.45)
                                         ----------       ------      ---------   ------
Outstanding at  end of the year                  0       $ 0.00       1,094,000     $ 0.57
                                         ==========       ======       =========    =======
Exercisable at end of year                       0       $ 0.00       1,094,000    $ 0.57
                                         ==========      ======       =========    =======
Weighted average fair value per Options
         Granted during the year                        $ 0.29.                    $ 1.95

Proforma disclosure of the effect of accounting for stock options under Statement of Financial Accounting Standard (FAS 123) is required. The Company Accounts for its stock options in accordance with APB 25 " Accounting for Stock Issued to Employees". Under APB 25, no compensation is recognized when the exercise price of employee options is equal to the fair market value of the underlying stock on the date of the grant. For each of the Company's stock options the exercise price was equal to the estimated fair market value of the shares at the date of grant.

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

12.  Equity  Method  Investments
Summary financial information for CGI as of and for the two years ended December 31, 2004 and 2003 respectively is presented in the following table.

<BTB>
                              2004                      2003
                            (unaudited)             (unaudited)
Long-term assets             $ 5,273,128           $  5,273,128
Total assets                   5,273,128              5,273,128
Current liabilities            1,588,932              1,857,097
Total liabilities              1,588,923              1,857,097
Revenues                               -                      -
Gross margin                           -                      -
Net income (loss)              (250,792)              (462,647)
                                                  F-12

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

Note 14          Judgment Award

As mentioned in Note 13, the Company was awarded a judgment in the amount of $30,687,926 against Sirius Technologies of America, Inc., and an individual who was formerly an officer in this Company. The amount of the award was recorded as income to Meridian during the second quarter of 2004 and the Company recorded an impairment of this asset in the amount of $30,337,926. The remaining $350,000 has been recorded as a long term asset of the Company. Management has been in contact with one of the individuals/entities who owes this judgment amount, to the Company. Based upon discussions with this individual and obtaining information concerning the net worth of this individual and his willingness to repay this obligation, management feels that it is probable that the Company will receive the $350,000, net of collection costs, from this individual.

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