Form 10QSB/A
period 2005-03-31
MERIDIAN HOLDINGS INC
filed 2005-07-20
CIK 1071758

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

        6201  BRISTOL PARKWAY, CULVER CITY,  CALIFORNIA  90230
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

                            MERIDIAN  HOLDINGS,  INC.

                           Consolidated Balance Sheets
                                   (Unaudited)

ASSETS


                                                       As of
                                                      March 31,       December 31,
                                                      2005            2004
                                                   ==========         ==========
Current assets
Cash and cash equivalents                           $  22,449        $   173,628
    Restricted cash                                   189,563            217,283
Accounts receivable, net of allowance for
doubtful accounts of $ 198,030                      1,764,723          1,645,838
Other current assets                                    8,302             11,420
                                                     ----------       ----------
   Total current assets                             1,985,037          2,048,170

Fixed assets, net of accumulated depreciation          29,289             33,945
Investments                                         3,458,565          3,424,997
Judgment receivable, less allowance for impairment    350,000            350,000
                                                    ----------         ----------
 Total assets                                     $ 5,822,891        $ 5,857,111
                                                    ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                $ 373,729        $   305,759
    Accrued payroll and other                         335,504            299,504
    Reserve for incurred but not reported claims      201,311            201,311
    Line of credit                                     67,596             50,263
    Current portion of long-term debt                   4,112              4,112
                                                   -----------        -----------
    Total current liabilities                         982,252            860,949

Long Term liabilities
    Loan from majority stockholder/officer             31,502             40,946
    Long-term debt                                     29,993             45,121
                                                      ---------        ---------
    Total liabilities                               1,043,747            947,016
                                                      ---------         ---------
Commitments and contingencies

Stockholders' equity
Preferred stock (20,000,000 shares authorized,
par value $0.001; no shares issued and outstanding)         -             -
Common stock (100,000,000 shares authorized, par value
$0.001; 14,370,649 shares issued and outstanding at
December 31, 2004  and March 31, 2004 respectively      14,370            14,370
Additional paid-in capital                           5,526,760         5,526,760
Accumulated deficit                                   (761,986)         (631,035)
                                                   -----------         ----------
    Total stockholders' equity                       4,779,144         4,910,095
                                                   -----------         -----------
    Total liabilities and stockholders' equity    $  5,822,891       $ 5,857,111
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






















See accompanying notes to consolidated financial statements

                              MERIDIAN  HOLDINGS,  INC.

                        Consolidated Statements of Cash Flows
                                     (UNAUDITED)

                                                  Three Months Ended March 31,
                                                         2005            2004
                                                        =====          ======
Cash flows from operating activities
  Net Loss                                             $ (164,519)   $ (39,490)
  Adjustments to reconcile net Loss to net
  cash used in operating activities:
  Depreciation and amortization                            13,573        4,404
  Equity interest in earnings of investments
  (Increase) decrease in:
         Restricted cash                                   27,720       28,375
         Accounts receivable                             (118,885)     (87,622)
         Other current assets                               3,118            -
Increase(Decrease) in
         Accounts payable                                  67,969      122,918
         Accrued payroll and other                         36,000          653
         Incurred but not reported reserve                      0      (26,509)
                                                          --------      -------
Net cash provided by operating activities                (135,024)       2,729
                                                          --------      -------

Cash flow from investing activities
   Acquisition of fixed assets                             (8,917)      (4,178)
                                                          --------      --------
Net cash used in investing activities                      (8,917)      (4,178)
                                                          ---------     --------
Cash flow from financing activities
   Repayments of debt                                     (15,128)            -
   Borrowings from related party                           (9,444)            -
   Borrowing from Line of Credit                           17,334         2,025
   Repayments of Line of Credit                                 0        (1,040)
                                                           --------    --------
Net cash provided by financing activities                  (7,238)          985
                                                           --------    ---------

   Increase(Decrease) in cash and cash equivalents       (151,179)         (464)

Cash and cash equivalents, beginning of period            173,628         1,218
                                                        ---------      --------
Cash and cash equivalents, end of period                 $ 22,449      $    754
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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
The  most  significant  area  requiring  estimates  relate  to  the  Company's

Global Risk arrangement with County of  Los  Angeles  Community  Health  Plan,
(CHP) and Tenet Healths Systems, such estimates are based on knowledge of current events and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates.

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

With regard to revenues, expenses and receivables arising from global risk agreements with CHP and TENET, the Company estimates amounts it believes will ultimately be realizable based in part upon estimates of claims incurred but not reported (IBNR) and estimates of retroactive adjustments or unsettled costs to be applied by CHP and/or Cap Management Systems. The IBNR estimates are made by CAP-Management Systems, utilizing actuarial methods and are continually evaluated by management of the Company based upon its specific claims experience. It is reasonably possible that some or all of these estimates could change in the near term by an amount that could be material to the financial statements.

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

As of December 2004, Centinela Hospital, one of Tenets facilities under global risk contract with the Company, was sold to Centinela Freeman Health Systems, Inc. A replacement contract between the Company, CHP and Centinela Freeman Health System is still in process. All IBNR calculations and estimates for the previous contracts with Centinela Hospital /Tenet has been suspended. A new IBNR calculation and estimate will be established, as soon as the replacement contracts between the Company, CHP and Centinela Freeman Health are activated.

From time to time, CHP charges the Company for certain medical expenses, which the Company believes are erroneous or are not supported by its underlying agreements with CHP. Management's estimate of recovery on these contestations is based upon its judgment and its consideration of several factors including the nature of the contestations, historical recovery rates and other qualitative factors.

Non-HMO accounts receivable (Fee for Service Revenue), aggregating approximately $138,086 as at March 31, 2005, relate principally to medical services provided on a fee for service basis, and are reduced by amounts estimated to be uncollectible. These receivables are typically uncollateralized customer obligations due under normal trade terms requiring payment within 30-90 days from the invoice date. The Company does not charge late  fees  or  penalties  on  delinquent  invoices,  however  it  continually evaluates the need for a valuation allowance. Management's estimate of uncollectible amounts is based upon its analysis of historical collections and other qualitative factors.

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

Meridian Holdings, Inc. (the "Company") was incorporated under the laws of the State of Colorado on October 13, 1998. The Company is located in 6201
Bristol Parkway, Culver City, California, U.S.A. and provides management services to its' affiliated group of Companies.

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

                   CGI  COMMUNICATIONS  SERVICES,  INC.

CGI Communications Services, Inc., a state of Delaware Corporation, with place Of business located at 6201 Bristol Parkway., Culver City, California,90230 specializes in providing cost-effective turnkey support for implementation and operation of Telemedicine and other information technology services in healthcare and associated environments, including providers at all levels, insurance carriers, pharmaceutical and clinical research.

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

CORPORATE  INFORMATION

CGI Communications Services, Inc., was incorporated under Delaware law on April 12, 1997. Its executive offices are at 6201 Bristol Parkway, Culver City California. Its telephone number is (213) 627-8878. Its fax number is
(310) 215-0404. The stock transfer agent is corporate stock transfer of Denver Colorado.

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

The  Company  is a party  to a  Risk Pool Agreement (the "Agreement") with Tenet
HealthSystem Hospitals, Inc. ("Tenet"). Pursuant to the Agreement, 50% of the monthly capitation revenue is received directly by the Company, and the remaining 50% is deposited into an escrow account from which Cap-Management Systems, Inc., a subsidiary of Tenet pays all claims expenses, reinsurance expenses, make allowance for IBNR reserve, and retains a management fee. The Company is responsible for 50% of Profit (loss) after all institutional claims reinsurance and management fees are paid, and Incurred But Not Reported ("IBNR") reserve have been accounted for. The risk pool revenue component of the total revenue generated from our managed care contracts is $118,965 or 26% of total revenue for the period ended March 31, 2005.

Non-HMO accounts receivable (Fee for Service Revenue), aggregating approximately $138,086 or 30% of total revenue as at March 31, 2005, relate principally to medical services provided on a fee for service basis, and are reduced by amounts estimated to be uncollectible. These receivables are typically uncollateralized customer obligations due under normal trade terms requiring payment within 30-90 days from the invoice date. The Company does not charge late fees or penalties on delinquent invoices, however it continually evaluates the need for a valuation allowance. Management's estimate of uncollectible amounts is based upon its analysis of historical collections and other qualitative factors. The fee for service revenue increase was due to addition of two large clinic facilities under management by the Company effective January 1, 2005.

COST OF REVENUE

The cost of revenue for three months ended March 31, 2005 is $159,603 compared to $205,296 for three months ended March 31, 2004. This represents a 58% decrease in cost of revenue. The decrease in cost of revenue is due to the reclassification of medical claims paid to our contracted specialist and ancillary services providers. The later which amounts to $133,518, has been included under General and Administrative expense during the quarter ended March 31, 2005, as discussed below, leaving only the capitation payments made to our contracted primary care providers in the amount of $159,603 as the cost of revenue.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls as of March 31, 2005.


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