Form 10QSB
period 2005-06-30
MERIDIAN HOLDINGS INC
filed 2005-08-18
CIK 1071758

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                              FORM  10-QSB

(  X )    QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For  the  Quarterly  Period  Ended          June  30,  2005

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

As of June 30, 2005, Meridian Holdings, Inc., Registrant had 14,370,200 shares of its $0.001 par value common stock outstanding, with a total market value of $718,500













                                       Page  1 of 14 sequentially numbered pages
                                                                       Form 10-Q
                                                             Second Quarter 2005
                            MERIDIAN  HOLDINGS,  INC.

                                      INDEX

                                                                               PAGE
                                                                               ----
PART  I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements for Period Ended June 30, 2005

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

                              MERIDIAN  HOLDINGS,  INC.
                       Condensed Consolidated Balance Sheets
                                   (Unaudited)

ASSETS
                                             As of June 30,          December 31
                                                    2005                2004
                                                                      (Restated)
                                                   ==========         ==========
Current assets
Cash and cash equivalents                          $ 42,427           $  173,628
Restricted cash                                     223,904              217,283
Accounts receivable, net of allowance for
doubtful accounts of $179,812 and $198,813
respectively                                      1,997,588             1,645,838
Other current assets                                  8,302                11,420
                                                ------------      --------------
Total current assets                              2,272,191             2,048,170

Fixed assets, net of accumulated depreciation        24,663                33,944

Investments                                       3,424,997             3,424,997
                                                 -----------          -----------
 Total assets                                   $ 5,721,851           $ 5,507,111
                                                  ==========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued Expense                                    633,839                299,504
Reserve for incurred but not reported claims        75,738                201,311
Line of credit                                      47,514                 50,263
Current portion of long term debt                    4,117                  4,117
                                                  ------------         ----------
    Total current liabilities                      761,208                555,195

Long Term liabilities
    Long-term debt                                 350,326               391,821
                                                   ---------           ----------
    Total liabilities                            1,111,534               947,016
                                                   ---------           ----------
Commitments and contingencies

Stockholders' equity
Preferred stock (20,000,000 shares authorized,
par value $0.001; no shares issued and                   -                     -
outstanding)   Common stock (100,000,000 shares
authorized, par value $0.001; 14,370,200 shares
issued and outstanding at June 30, 2005
and December 31, 2004 respectively)                 14,370                14,370
Additional paid-in capital                       5,526,760             5,526,760
Accumulated deficit                               (930,813)             (981,035)
                                                -------------      -------------
   Total stockholders' equity                    4,610,317             4,560,095
                                                -------------       ------------
   Total liabilities and stockholders' equity  $ 5,721,851           $ 5,507,111
                                                ============        ============



See accompanying notes to  Condensed consolidated financial statements

                        MERIDIAN  HOLDINGS,  INC.
             Condensed Consolidated Statements of Operations
                                (UNAUDITED)

                        Three Months Ended June 30,       Six Months Ended June 30,
                            2005             2004              2005          2004
                                           (Restated)                     (Restated)
                            =====             ====              ====          ====
Revenues
 Capitation               $ 126,253       $ 321,638          329,480          700,821
 Risk Pool                   60,713         148,792          179,678          316,833
 Fee For Service            410,068           1,365          548,154            1,806
                           ---------     -----------       -------------     ----------
                            597,034         471,795        1,059,034        1,019,460

Cost of revenues           (114,000)       (187,078)        (273,603)        (392,374)
                           ---------        -------        -----------     -----------
 Gross margin               483,039         284,717          783,709          627,086
                           ---------        -------        ------------    -----------
Operating expenses

General and administrative (267,152)      (429,138)         (718,135)        (801,733)
                           ---------        -------        ------------       ---------
(Loss)Income from
Operations                  215,882       (137,421)          65,574          (174,647)
                           ----------       -------        ------------       ----------
Other income and expense
Stock option issued              -        (500,000)               -          (500,000)
Other expense                (1,141)        (3,161)          (15,352)          (5,425)
                        ------------      -----------     ------------    ------------
Total other income/expense   (1,141)      (503,161)          (15,352)       (505,425)

Net Income/Expense          214,741       (640,582)           50,222        (680,072)
                         ===========      ===========     ===========       ==========

Net income per share    $    0.03         $  (0.07)           $ 0.004        $  (0.06)

Weighted average
shares outstanding       14,370,200        9,383,149      14,370,200        11,870,200

























See accompanying notes to Condensed consolidated financial statements

                       MERIDIAN  HOLDINGS,  INC.
            Condensed Consolidated Statements of Cash Flows
                              (UNAUDITED)

                                                 Six Months Ended June 30,       Three Months Ended June 30
                                                         2005            2004     2005             2004
                                                                    (restated)                   (restated)
                                                         =====          ======     =======       ==========
Cash flows from operating activities
  Net income/(loss)                                    $ 50,222       (680,072)   $ 214,741       (640,582)
  Adjustments to reconcile net Loss/income to net
  cash used in operating activities:
  Stock Option issued                                          -       500,000            -        500,000
  Depreciation and amortization                           18,199         8,908        4,626            596
  (Increase) decrease in:
         Restricted cash                                  (6,621)      98,777      (34,341)         70,402
         Accounts receivable                            (351,720)    (131,761)    (232,835)        (44,609)
         Other current liabilities                         3,118            -            -          46,780
         Accounts payable                                239,005      170,351      171,035               -
         Accrued expense                                  80,277            -       44,277               -
         Incurred but not reported reserve              (125,573)     (26,509)    (125,573)              -
                                                         ---------    ---------    --------        -------
Net cash used in operating activities                     (93,093)    (60,306)      41,930         (67,413)

Cash flow from investing activities
   Acquisition of fixed assets                             8,917       (8,918)           -               -
                                                       ----------     ---------     ------         --------
Net cash used in investing activities                     (8,917)      (8,918)           -               -
                                                       ----------     ---------    --------       --------
Cash flow from financing activities
   Borrowings from majority stockholder/officer                -      (31,459)           -         31,098
   Repayment on long-term debt                                -        38,025       (20,082)       36,000
   Repayment on line of credit                             (2,749)      1,300        (1,870)        2,340
   Repayment of shareholder loan                          (11,314)         -              -              -
   Borrowings of long term debt                           (15,128)         -              -              -
                                                         --------     ---------      -------        ------
Net cash (used in) provided by financing activities       (29,191)      70,784      (21,952)       69,438
                                                         ---------    ---------      --------       ------
Increase/(Decrease) in cash and cash equivalents         (131,201)      1,560        19,978         2,025

Cash and cash equivalents, beginning of period            173,628       1,218        22,449           753
                                                         ----------     -------      -----          -----
Cash and cash equivalents, end of period                $  42,427       2,778        42,427         2,778
                                                         ==========     ========    =======        ======

Supplemental Disclosure of non-cash investing and financing activities
                             Stock Issued                                500,000                  500,000

















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

As of December 2004, Centinela Hospital, one of Tenets facilities under global risk contract with the Company, was sold to Centinela Freeman Health Systems, Inc. A replacement contract between the Company, CHP and Centinela Freeman Health System has been established. All IBNR calculations and estimates for the previous contracts with Tenet is now suspended. A new IBNR calculation and estimate has been established for the replacement contracts between the Company, and the new owners of the hospitals, while letting the previous IBNR to run-out over a six months period.

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

Non-HMO accounts receivable (Fee for Service Revenue), aggregating approximately $548,154 as at June 30, 2005, relate principally to medical services  provided on  a fee for service  basis,  and  are reduced by  amounts
estimated    to    be   uncollectible. These   receivables   are   typically
uncollateralized customer obligations due under normal trade terms requiring payment within 30-90 days from the invoice date. The Company does not charge late  fees  or  penalties  on  delinquent  invoices,  however  it  continually evaluates the need for a valuation allowance. Management's estimate of uncollectible amounts is based upon its analysis of historical collections and other qualitative factors.

Costs of Revenues

The Company recognizes costs of revenues paid to physicians on a monthly basis who contract with the Company for the delivery of health care services. These costs are at the contractually agreed-upon per-member, per-month rates or at the California Medi-cal fee for service rates. During the period ended June 30, 2005, the Company has resorted to paying fee for service for all the Physician services as a result of increase withholding of the capitation fees by CHP. The Company has accrued $114,000 as an estimate of cost of revenue in the

Income statement pending the receipt of the encounter data from our primary Care providers.The Company is contesting these withholdings, and is pursuing all available remedies for recovery.

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

2.    Investments

                                       CGI

On December 10, 1999, the Company agreed to acquire a 20% equity interest in CGI for common stock. On December 20, 1999, the board of directors authorized the issuance of 4,000,000 pre-split (adjusted to 12,000,000 post-split) shares of common stock in consideration for the 20% of the interest in CGI. At the date of the transaction, the Company's shares opened at a price of $3 per share. Between September 1, 1999 and the acquisition date, the Company's stock sold within a range of $.25 to $3.25 per share (an average of $.97 per share). Because of the limited trading history of the Company, the six-month average was deemed to be a fair valuation of the transaction, resulting in a total investment balance of $3,880,000 as of December 31, 2000 and 1999. The shareholders of CGI were also issued warrants to purchase an additional 1,000,000 pre-split (adjusted to 3,000,000 post-split) shares of common stock at $2 pre-split share (or approximately $0.67 on a post-split basis) over a five year period as a hedge against any fluctuation of the share price of the common stock in the immediate future. These warrants expired on December 30, 2004.

3.     Fixed  Assets

Fixed assets consist of the following:

                                            As of
                                           June 30, 2005    June 30,2004
Computer equipment                         $ 111,155             $ 111,155
Leasehold improvements                         6,500                 6,500
Office furniture, fixtures and equipment      61,916                61,916
Software                                      25,803                25,803
Medical equipment                              6,654                 6,654
                                             --------              -------
                                             212,027               212,027
Less accumulated depreciation               (187,364)             (168,759)
                                            ---------             --------
                                            $ 24,663              $ 43,268
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

These revenues and expenses have been reflected in the accompanying Consolidated statements of operations for the quarters ended June 30, 2005 and 2004 respectively.

The Company has also reflected the monies in the escrow account as of June 30, 2005 and 2004, respectively as restricted cash in the accompanying consolidated balance sheets.

7.  Judgment Receivable

On January 8, 2004, a default judgment was entered in favor of the registrant, by the Los Angeles County Superior Court in a case titled Meridian Holdings, Inc. versus Sirius Technologies of America, a Delaware Corporation Case Number BC256860. The amount of the judgment including damages, court cost and punitive damages are $30,687,926, with a pre-judgment interest at the annual rate of 10%. Management is pursuing all collections options regarding this judgment.

8.   Recent Events

The registrant re-stated it financials for the year ended December 31, 2004 to reflect the loss in its' investment in CGI Communication services, Inc. (Subsidiary) and the removal of judgment receivable which is a gain contingency from the account, and instead placing it in the note to the financial statements, in accordance with GAAP, so as not to recognize revenue prior to realization. Every effort is being made by the management to collect on this judgment.

9.   Subsequent Events

On August 8, 2005, the board directors authorized the issuance of 3,750,000 shares of common stock of the registrant at a fair-market value of 0.08 cents per share (based on closing Asking price of registrants' common stock as of August 5, 2005) to Anthony C. Dike, MD, our Chairman and CEO, in exchange for extinguishing $300,000 debts owed to him by the registrant as at December 31, 2004.

                            MERIDIAN  HOLDINGS,  INC.



THE  COMPANY

Meridian Holdings, Inc. (the "Company") was incorporated under the laws of the State of Colorado on October 13, 1998. The Company is located in the City of Culver City California, U.S.A. and contracts with physicians to provide health care services primarily within greater of Los Angeles County.

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

SELECTED  FINANCIAL  DATA

The  Company  had  net working  capital of  $1,510,983 as   at   June  30, 2005
compared to $ 1,492,975 at December 31, 2004. This represents an increase in working capital of 1%.

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

LIQUIDITY  AND  CAPITAL  RESOURCES  OF  THE  COMPANY.

We believe that we will be able to fund our capital commitments, operating cash requirements and satisfy our obligations as they become due from a combination of cash on hand, expected operating cash flow improvements through HMO premium increases and improvements in the benefit structure of HMO contracts as well as increase in our fee for service revenue. There can be no assurances that these sources of funds will be sufficient to fund our operations and satisfy our obligations as they become due.

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

RESULTS  OF  OPERATIONS

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF MERIDIAN HOLDINGS FOR THE THREE MONTHS ENDED AND SIX MONTHS ENDED JUNE 30, 2005 AS COMPARED TO THE THREE MONTHS ENDED AND SIX MONTHS ENDED JUNE 30, 2004.

REVENUE

Capitation revenues from our CHP contract decreased by 155% from $ 321,638 for the three months ended June 30, 2004 to $ 126,253 for the three months  ended June  30,  2005, and by  113%  from  $ 700,821 for the six months
ended June  30, 2004  to  $ 329,480 for   the six  months  ended June 30, 2005.
The decrease in capitation revenue was due in part to the termination of some of our Managed care contracts with CHP, delay in procuring a replacement contracts for the new hospital owners, disenrollment of members, and increased withholding of our capitation fees by CHP. Management is pursuing all its available options to mitigate further losses. There can be no guarantee that these efforts will be successful in reversing these losses.

Non-CHP accounts receivable (Fee for Service Revenue), aggregating approximately $548,154 for six months ended June 30, 2005, as oppose to $1,806 for comparable period in 2004. This receivable relates principally, to medical services provided on a fee-for-service basis, and are reduced by amounts estimated to be uncollectible. These receivables are typically uncollateralized customer obligations due under normal trade terms requiring payment within 30-90 days from the invoice date. The Company does not charge late  fees  or  penalties  on  delinquent  invoices,  however  it  continually evaluates the need for a valuation allowance. Management's estimate of uncollectible amounts is based upon its analysis of historical collections and other qualitative factors.

Of the $597,034 total medical services revenue generated for the three months ended June 30, 2005, $410,068 was from the fee for service component, and

$186,966 was from capitated managed care contract.

The increased in fee for Service revenue from negligible amount during the quarter ended June 30, 2004 to current amount of $410,068 for the period ended June 30, 2005 is as a result of the recent acquisition of two large clinics from Centinela Medical Center Clinics, Inc., as of January 1, 2005. These clinic facilities provides a wide array of medical and diagnostic services to the patient population they serve.

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

As of December 2004, Centinela Hospital, one of Tenets facilities under global risk contract with the Company, was sold to Centinela Freeman Health Systems, Inc. A replacement contract between the Company, CHP and Centinela Freeman Health System has been established. All IBNR calculations and estimates for the previous contracts with Tenet is now suspended. A new IBNR calculation and estimate has been established for the replacement contracts between the Company, and the new owners of the hospitals, while letting the previous IBNR to "run-out" over a six months period.

The IBNR reserve as of June 30, 2005, is $75,738. The decrease in IBNR reserve is due to the IBNR "run-out" as discussed above, with resultant payment of newly reported medical claims as well as decrease in overall membership in Capnet IPA. Adjustments will be made to the IBNR reserve, as our medical claims volume increases with new membership enrollment in the IPA. Management will continue to monitor these reserve on a monthly basis.

EXPENSES

General and administrative expenses were $267,152 or 38% of total revenues for the three months ended June 30, 2005 compared to $429,506 or 91% of total revenues for three months ended June 30, 2004. This decrease in expense is due to outsourcing of our Manage Contract management to Cap Management systems, as well as laying off of some personnel in order to reduce operational expenses, as well as increased efficiency.

Medical claims paid after giving account to IBNR reserves, for the three month period ended June 30,2005 were $ 150,540 compared to $ 187,633 for the three month period ended June 30, 2004. The decrease in medical services expense for the three months ended June 30, 2005 was due to the termination of our primary care only contracts with CHP, as well as payment of claims from our IBNR reserve for the terminated contracts with TENET.

Of the $150,540 medical claims expense for the period ended in June, 30, 2005 $125,573 was paid out of the IBNR reserve, as part of the IBNR "run-out" as discussed above.

Direct medical costs includes all costs associated with providing services for CAPNET IPA contracted members, including direct medical payment to physician providers, hospitals and ancillary services on capitated and fee for service basis. For the quarter ended June 30, 2005, these costs represents 17% of total revenue. This is referred to as Medical Loss Ratio (MLR). Our Medical Loss Ratio varies from quarter to quarter due to fluctuations in utilization, the timing of claims paid by the HMOs on our behalf, as well as increases in medical costs without counter-balancing increases in capitation revenues.

Our claim loss ratio varies from quarter to quarter due to fluctuations in utilization, the timing of claims paid by the HMOs on our behalf, as well as increases in medical costs without counterbalancing increases in capitation revenues.

For the three months ended June 30, 2005 and 2004, payroll and employee benefits for administrative personnel was $240,718, compared to $128,113 respectively. The increase in employee payroll expenses for the six months ended June 30, 2005 was due to hiring of additional support staff for the operation of the clinics.

Management anticipates that general operating expenses will increase, as it pursues, vigorously, its acquisition of new business opportunities and the integration of the existing ones.

Costs of Revenues

The Company recognizes costs of revenues paid to physicians on a monthly basis who contract with the Company for the delivery of health care services. These costs are at the contractually agreed-upon per-member, per-month rates or at the California Medi-cal fee for service rates. During the period ended June 30, 2005, the company resorted to paying fee for service for all the physician services as a result of increase withholding of the capitation fees by CHP. The Company has accrued $114,000 as an estimate of cost of revenue in the income statement pending the receipt of the encounter data from our primary care providers. The Company is contesting these withholdings, and is pursuing all available remedies for recovery.

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

INCOME/LOSS FROM OPERATIONS

The registrant recorded a income from operations for the three months ended June 30, 2005 of $215,882, or 64% of total revenues, compared to net loss of $144,789, or 31% of total revenues, for the three months ended June 30, 2004. During the six months ended June 30, 2005, the registrant recorded a net income from operations of $65,574 or 8% of total revenues compared to net loss from operations of $174,647 or 17% of total revenues for the six months ended June 30, 2004. The increase in net income from operations is due to increase in the fee for service revenue for the period ended June 30, 2005.

NET INCOME (LOSS)

The net income for the three months ended June 30, 2005 was $214,741 compared to net loss for the three months June 30, 2004 of $647,950. The Net income for six months ended June 30, 2005 and June 30, 2004 was $50,222 and $680,072 respectively. The increase in net income from operations is due to increase in the fee for service revenue for the period ended June 30, 2005.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

This  Form   10-QSB  contains  certain  forward-looking  statements  within  the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, the words
"believe," "anticipate," "think," "intend," "plan," "will be," and similar expressions, identify such forward-looking statements. Such statements regarding future events and/or the future financial performance of our Company are subject to certain risks and uncertainties, which could cause actual events or our actual future results to differ materially from any forward-looking statement. Certain factors that might cause such a difference are set forth in our Form
10-K for the period ended December 31, 2004, including the following: our success or failure in implementing our current business and operational strategies; the availability, terms and access to capital and customary trade credit; general economic and business conditions; competition; changes in our business strategy; availability, location and terms of new business development; availability and terms of necessary or desirable financing or refinancing; labor relations; the outcome of pending or yet-to-be instituted legal proceedings; and labor and employee benefit costs.

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

Recent Invents

The registrant re-stated it financials for the June 30 2004 and December 31, 2004 year end to reflect the loss in its' investment in CGI Communication services, Inc. (Subsidiary) and the removal of judgment receivable which is a gain contingency from the account and instead placing it in the note to the financial statements, in accordance with GAAP, so as not to recognize revenue prior to realization. Every effort is being made by the management to collect on this judgment.

Subsequent events

On July 18, 2005, CGI Communications Services, Inc., an applications services provider specializing in Telemedicine and Telehealth services to the healthcare community, iuused a press release announcing that it has entered into a memorandum of understanding (MOU) with ITeMAX, a technology Company based in Riverside California , that specialized in providing ITenabled services to the global marketplace

Under the terms of the MOU, the two companies have mutually decided to explore and develop the following business opportunities:
1 Preferred IT Services Partnership: Under this term, ITeMAX will identify IT service and implementation opportunities within its target marketplace and will team up with CGI to develop the necessary solution and provide the associated service
2 IT Services Business Venture: Under this concept the two companies will jointly develop an IT services business infrastructure to serve target customers world-wide. They will set up a joint venture company with mutually acceptable operating terms and conditions to execute this business
3 Co-operative Marketing: The two companies will develop a co-operative marketing program. Under this arrangement, each party agrees to list the other as a strategic partner in their advertising, promotional, product description and corporate and sales literature

On August 8, 2005, the board directors authorized the issuance of 3,750,000 shares of common stock of the registrant at a fair-market value of 0.08 cents per share (based on closing Asking price of our common stock as of August 5,
2005) to Anthony C. Dike, MD, our Chairman and CEO, in exchange for extinguishing $300,000 debts owed to him by the registrant as at December 31, 2004.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls as of June 30, 2005.

PART  II     -  OTHER  INFORMATION

Item 1: LEGAL  PROCEEDINGS

From time to time, we may be engaged in litigation in the ordinary course of our business the cumulative effect of which litigation our management does not believe may reasonably be expected to be materially adverse. With respect to existing claims or litigation, our management does not believe that they will have a material adverse effect on our consolidated financial condition, results of operations, or future cash flows.

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



Date:  August 14,  2005             By:  /s/  Anthony  C.  Dike
                              ____________________________________Signature
                                        Anthony  C.  Dike
                                    Chief  Executive  officer