Form 10QSB/A
period 2005-03-31
MERIDIAN HOLDINGS INC
filed 2005-08-29
CIK 1071758

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                              FORM  10-QSB/A
                            Amendment Number 2
 (  X )     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

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













                                        Page 1 of 19 sequentially numbered pages
                                                                       Form 10-Q
                                                              First Quarter 2005
                            MERIDIAN  HOLDINGS,  INC.


                                      INDEX
                                  EXPLANATORY NOTE
This Amendment Number 2 to our quarterly report on Form 10-QSB, for the quarter ended March 31, 2005, includes an explanation note, removal of judgment receivable  from  the  Balance  Sheets  and  Statement  of  Cashflow  sections, reclassification of liabilities section, restatement of December 31, 2004 financials to include loses from investments in CGI Communications Services, Inc, subsidiary and other minor changes to improve our disclosures. Except as required to reflect the changes noted above, this Form 10-QSB/A does not attempt to modify or update any other disclosures set forth in the original filing. Additionally this Form 10-QSB/A does not purport to provide a general update or discussion of any other developments at the Company subsequent to the original filing.


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

                            MERIDIAN  HOLDINGS,  INC.

                           Consolidated Balance Sheets
                                   (Unaudited)

ASSETS


                                                       As of
                                                      March 31,       December 31,
                                                      2005            2004
                                                                     (Restated)
                                                   ==========         ==========
Current assets
Cash and cash equivalents                           $  22,449        $   173,628
    Restricted cash                                   189,563            217,283
Accounts receivable, net of allowance for
doubtful accounts of $ 198,030                      1,764,723          1,645,838
Other current assets                                    8,302             11,420
                                                     ----------       ----------
   Total current assets                             1,985,037          2,048,170

Fixed assets, net of accumulated depreciation          29,289             33,945
Investments                                         3,458,565          3,424,997
                                                    ----------         ----------
 Total assets                                     $ 5,472,891        $ 5,507,111
                                                    ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accrued Expense                                   335,504            299,504
    Reserve for incurred but not reported claims      201,311            201,311
    Line of credit                                     67,596             50,263
    Current portion of long-term debt                   4,112              4,112
                                                   -----------        -----------
    Total current liabilities                         608,523            555,195

Long Term liabilities
    Long-term debt                                 $  435,224            391,821
                                                      ---------        ---------
    Total liabilities                               1,043,747            947,016
                                                      ---------         ---------
Commitments and contingencies

Stockholders' equity
Preferred stock (20,000,000 shares authorized,
par value $0.001; no shares issued and outstanding)         -             -
Common stock (100,000,000 shares authorized, par value
$0.001; 14,370,649 shares issued and outstanding at
December 31, 2004  and March 31, 2004 respectively      14,370            14,370
Additional paid-in capital                           5,526,760         5,526,760
Accumulated deficit                                 (1,111,986)         (981,035)
                                                   -----------         ----------
    Total stockholders' equity                       4,429,144         4,560,095
                                                   -----------         -----------
    Total liabilities and stockholders' equity    $  5,472,891       $ 5,507,111
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

13     Judgment Award

On January 8, 2004, a default judgment was entered in favor of the registrant, by the Los Angeles County Superior Court in a case titled Meridian Holdings, Inc. versus Sirius Technologies of America, a Delaware Corporation Case Number BC256860. The amount of the judgment including damages, court cost and punitive damages are $30,687,926, with a pre-judgment interest at the annual rate of 10% The company is pursuing collection of this judgment very vigorously.

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

The incurred but not reported (IBNR) claims did not change because the contract for which the IBNR was established for, terminated as of December 31, 2004, when TENET sold the hospitals to another entity. A replacement contract is still being processed between the new owners of the hospital and the HMO. A new IBNR reserve will be established with the new entities as soon as the new contract becomes effective. An IBNR run-out schedule over a six months period for the previous contract has been implemented, and management will continue to monitor this reserve and make appropriate adjustments accordingly on a quarterly basis.

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

Meridian  Holdings,  Inc.

Date:  August  20,  2005           By:  /s/  Anthony  C.  Dike
                              ____________________________________Signature
                                        Anthony  C.  Dike
                                    Chief  Executive  officer