Form 10KSB/A
period 2004-12-31
MERIDIAN HOLDINGS INC
filed 2005-09-06
CIK 1071758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D.  C.  20549

                                  FORM  10-KSB/A
                                Amendment Number 2

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

                                   TABLE OF CONTENTS

                                  EXPLANATORY NOTE
The Company has to restate its financials to correct errors in the accounting for a judgment receivable and the corresponding income from this judgment.

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

INCOME/LOSS FROM OPERATIONS

The registrant recorded a net loss from operations for the twelve months ended December 31, 2004 of $522,227 compared to a net income of $138,566 during comparable period in 2003. The net loss from operations is due to decrease in revenue following the disenrollment of some of our members from our managed care contract and non-renewal of the TENET component of our Managed care contract with Los Angeles County Community Health Plan.

OTHER INCOME/EXPENSE

The Company recorded a net loss of $33,568 from its equity investments in CGI Communications Services subsidiary for the period ended December 31, 2004, Compared to $45,316 for comparable period in 2003.

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

Occasionally,   the  Company  and  its management have conducted and will
continue to conduct further reviews and, from time to time put in place additional documentation, of the Company's disclosure controls and procedures, as well as its internal control over financial reporting. The Company may from time to time make changes aimed at enhancing their effectiveness, as well as changes aimed at ensuring that the Company's systems evolve with, and meet the needs of, the Company's business. These changes may include provisions necessary or desirable to address recommendations of the Company's management, its counsel and/or its independent auditors, including any recommendations of its independent auditors arising out of their audits and reviews of the Company's financial statements. These changes may include changes to the Company's own systems, as well as to the systems of businesses that the Company has acquired or that the Company may acquire in the future and will, if made, be intended to enhance the effectiveness of the Company's controls and procedures. The Company is also continually striving to improve its management and operational efficiency and the Company expects that its efforts in that regard will from time to time directly or indirectly affect the Company's disclosure controls and procedures, as well as the Company's internal control over financial reporting.

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

                               Capnet IPA Management Team

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

Meridian  Holdings,  Inc.

Date:  September 1,  2005             By:  /s/  Anthony  C.  Dike
                           ____________________________________Signature
                                        Anthony  C.  Dike
                                    Chief  Executive  officer

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

RESATATED AUDITED FINANCIAL STATEMENTS

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

As discussed in note 14 to the financial statements, the Company has restated its financial statements to correct errors in the accounting for a judgment receivable and the corresponding income from this judgment.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meridian Holdings, Inc., as of December 31, 2004, and 2003 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



Madsen and Associates CPA's, Inc.
Salt Lake City, Utah
September 1, 2005

                             Meridian Holdings, Inc.
                                 Balance Sheets

<BTB>
ASSETS
                                                                 As of December 31,
                                                                ----------------------
                                                                    2004           2003
                                                                (Restated)
                                                                 =======          ========
Current assets
Cash and cash equivalents                                       $  173,628         $    1,218
     Restricted cash (Note 8)                                      217,283            281,010
Accounts receivable, net of allowance for doubtful accounts
of $198,030 and $179,813, respectively                            1,645,838         1,497,982
Other current assets                                                 11,420             8,302
                                                                -----------        ----------
            Total current assets                                  2,048,170         1,790,012

Fixed assets, (net of accumulated depreciation                       33,944            43,258
Intellectual property, net of accumulated amortization of
$34,998 as of (Note 3)                                                    -                  -
Investments (Notes 3 and 12)                                      3,424,997          3,448,564
                                                                ----------        -----------
       Total assets                                           $   5,507,111        $ 5,281,834
                                                               ============       ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                             $      110,925                  -
Accrued payroll and other                                           299,504          $ 233,301
Reserve for incurred but not reported claims (Note 8)               201,311            227,820
Line of credit (Note 5)                                              50,263             48,912
Current portion of long-term debt (Note 7)                            4,117                  -
                                                                  ---------           --------
               Total current liabilities                            666,120            510,033

Long Term Liabilities
Loan from Majority Stockholder/Office (Note 11)                    235,775                   -
Long-term debt, net of current portion (Note  7)                    45,121             189,479
                                                                   -------             -------
               Total Long Term Liabilities                         280,896             189,512
                                                                   -------             -------
                   Total liabilities                               947,016             699,512
                                                                  ========             =======
Commitments and contingencies (Notes 10)

Stockholders' equity (Notes 2, 3, 10 and 14)
Common stock (100,000,000 shares authorized, par value
  $0.001; 14,370,649 and 9,370,649 shares issued and
  outstanding at December 31, 2004 and 2003, respectively)          14,370              9,370
Paid-in capital                                            $     5,526,760        $ 5,031,760
Accumulated deficit                                               (981,035)          (458,808)
                                                             --------------       ------------
             Total stockholders' equity                     $    4,560,095       $ 4,582,322

                                                             --------------       ------------
        Total liabilities and stockholders' equity          $    5,507,111        $ 5,860,212
                                                             ==============       ============

See accompanying notes to consolidated financial statements.

                                   Meridian Holdings, Inc.
                             Consolidated Statements of Operations

<BTB>
                                                        YEARS  ENDED  DECEMBER  31,
                                                        ---------------------------
                                                         2004                      2003
                                                      (Restated)
                                                       =======                =========

Revenues
   Capitation                                           $ 2,365,048             $ 2,624,135
                                                           ---------             ----------
                                                          2,365,048               2,624,135

Cost of revenues                                          1,288,208                 900,203
                                                            ---------               -------
                   Gross Profit                           1,076,840               1,723,932


Operating expenses

     General and administrative                           1,549,824               1,515,505
                                                            ---------               -------
                                                          1,549,824               1,515,505

                 Income (loss) from operations             (472,984)                208,427

Other income and (expense)

      Equity interest in earnings of investment              (33,568)             (45,316)
      Other net                                              (15,675)             (24,545)
                                                             -------              --------
                                                             (49,243)             (69,861)

      Provision for income tax                                     -                     -
                                                             -------             ---------
      Net income                                            (522,227)            $ 138,566
                                                            =========            ==========
Net income (loss) per share:

       Weighted Average Shares
       Common Stock Outstanding                           13,120,649            9,383,146
                                                          ==========            =========
Net Income(Loss) per Common Share
       (Basic and Fully diluted)                           $  (0.04)              $  0.01
                                                           =========             ==========



See accompanying notes to consolidated financial statements.

                                  Meridian  Holdings,  Inc.
                            Statements  of  Stockholders'  Equity
                             For  the  Years  Ended  December  31,
                                2004 (Restated)  and  2003

<BTB>


                                                                  Accumulated
                              Common Stock          Paid-in       Earnings
                               Shares     Amount      Capital     (Deficit)
                             =========   ======      ========    ==========
Balances, December 31, 2001 93,706,485   $ 93,707 $  4,947,424   $(553,571)

Net Income/(Loss)                                                  (43,803)
                           -----------  ---------  ---------      ---------
Balance December 31, 2002   93,706,485   $ 93,707 $  4,947,424   $(597,374)

Net Income/(Loss)                                                  138,566

Stock split reversal       (84,335,836)   (84,337)      84,337           -
                           -----------  ---------  ---------      --------

Balance December 31, 2003   9,370,649   $   9,370 $  5,031,760   $(458,808)

Net Income(Loss)

Issuance of stock for
services at $.10 per share  5,000,000     5,000      495,000              -

Net loss for period                 -         -            -       (522,227)
                            ----------   -------    ------        -----------
Balance December 31, 2004   14,370,649   14,370    5,526,760     $ (981,035)
                           ==========   =========  ===========   ============

See accompanying notes to consolidated financial statements.

                             Meridian Holdings, Inc.
                      Consolidated Statements of Cash Flows

<BTB>
                                                           Years Ended December 31,
                                                            ========================
                                                              2004            2003
                                                            (Restated)
                                                              ========         =========
Cash flows from operating activities
    Net income (loss)                                    $   (522,227)          $ 138,281
    Adjustments to reconcile net income (loss) to net
       cash provided by operating expenses:
       Depreciation and amortization                           18,232             33,030
       Common stock issued for services                       500,000                  -
       Equity in loss of subsidiary                            33,568             45,316

Changes to operating assets & liabilities
 (Increase) decrease in
       Restricted cash                                         63,727            119,983
       Accounts receivable                                   (147,857)          (343,511)
       Other current assets                                    (3,118)                  -
       Increase(Decrease) in:
       Accounts payable                                       (59,171)           (49,425)
       Accrued payroll and other                              299,504           (391,697)
       Incurred but not reported reserve                      (26,509)           (38,138)
                                                               --------            -------
Net cash used in operating activities                         156,149           (486,161)

Cash flow from investing activities
      Purchase of fixed assets                                (8,918)            (30,595)
      Disposition of fixed assets                                  -             315,002
      Investment in CGI                                      (10,001)            417,331
                                                               ---------         ---------
Net cash used in investing activities                        (18,919)            701,738

Cash flow from financing activities
     Borrowing from majority stockholder/officer               37,839                   -
     Advances from line of  credit                              1,351            (146,050)
     Repayment of long term debt                               (4,010)            (91,348)
                                                              ----------        -----------
Net cash provided by financing activities                      35,180            (237,398)
                                                              ----------        -----------

   Increase (decrease)in cash and cash equivalents           172,410             (21,821)
Cash and cash equivalents, beginning of period                 1,218              23,039
                                                             ----------         ----------
Cash and cash equivalents, end of period                   $ 173,628            $  1,218
                                                             ==========         ==========
Cash Paid for interest                                       $ 4,750           $   6,118


Supplemental Disclosure of non-cash
investing and financing activities Stock Issued               500,000

Reclassification of accounts payable as long term debt         63,205


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

During the second quarter of 2004, the company issued 5,000,000 shares of its common stock to its', employees and directors for a non cash consideration.

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

During  the second quarter of 2004, the company  issued 5,000,000 shares of  its
common stock to its',  employees   and  directors for a non cash consideration.

As at December 31, 2004, no shares were available for grant under the terms of this plan.

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




                                       F-10
<PAGE
A summary of the status of the Plan and changes during the years ended December 31 2004 and 2003 is as follows:

<BTB>
                                                 2004                   2003
                                                 =====                  =====
                                    Fixed Options                  Fixed Options
                                      Shares           Weighted        Shares     Weighted
                                                       Average                    Average
                                                        Price                      Price
                                      ========         ========       =======     ========
Outstanding at beginning of Year        1,094,000         $0.57       1,500,000    $ 1.45
          Granted                       3,906,000          0.20       1,500,000    $ 0.46
          Exercised                    (5,000,000)         0.10        (406,000)     0.17
          Forfeitures/Cancelled                 -             -      (1,500,000)    (1.45)
                                         ----------       ------      ---------   ------
Outstanding at  end of the year                  0       $ 0.00       1,094,000     $ 0.57
                                         ==========       ======       =========    =======
Exercisable at end of year                       0       $ 0.00       1,094,000    $ 0.57
                                         ==========      ======       =========    =======
Weighted average fair value per Options
         Granted during the year                        $ 0.29.                    $ 1.95

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

11.   Related  Party  Transactions

On April 26, 2004 the registrant issued 5,000,000 shares of common stock with a fair market value of 0.10 cents per share as of June 30, 2004, to consultant and employees of the registrant for non cash consideration,
under  the  2003 qualified and non-qualified   stock  option plan,  following
an  S8  registration  statement filing with the SEC.

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


14. Restatement of financials statements

The Company has restated its financial statements as of and for the year ended December 31, 2004. The Company originally had recorded a judgment receivable and Income from judgment award in the amount of $350,000 (See Note 13-Legal Proceedings). Although management is actively pursuing this judgment, according to accounting pronouncement FASB No. 5, this judgment award has been treated as a gain contingency and the income will not be recognized until the amount is collected.

<BTB>
                    Originally Reported        Restatement              Restated on
                      June 25, 2005             Adjustment           Septemebr 1, 2005
Total Assets               $ 5,857,111           $ 350,000            $ 5,507,111
Net Loss                       172,227             350,000                522,227


Weighted Average
Shares-Common
Stock Outstanding        13,120,649            13,120,649              13,120,649

Net Loss Per Share       $ (0.01)                $(0.03)                 $().04)

Other Events

In August, 2004, Tenet HealthSystem Hospitals, Inc, (Tenet) announced that it has entered into an agreement to transfer one of the hospitals contracted with CAPNET IPA and County of Los Angeles Community Health Plan to Centinela Freeman HealthSystem. This transaction closed sometime in November 2004. Subsequently, Capnet IPA has signed a release and assignment of the contract with Tenet to Centinela Freeman HealthSystem.