Form 10QSB/A
period 2005-03-31
MERIDIAN HOLDINGS INC
filed 2005-09-28
CIK 1071758

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                              FORM  10-QSB/A
                            Amendment Number 3
 (  X )     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

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













                                        Page 1 of 19 sequentially numbered pages
                                                                       Form 10-Q
                                                              First Quarter 2005
                            MERIDIAN  HOLDINGS,  INC.


                                      INDEX
                                  EXPLANATORY NOTE
This Amendment Number 3 to our quarterly report on Form 10-QSB, for the quarter ended March 31, 2005, includes some minor changes to improve our disclosures, specifically in item8a regarding Changes in Internal Control over Financial Reporting and Exhibit 31. Except as required to reflect the changes noted above, this Form 10-QSB/A does not attempt to modify or update any other disclosures set forth in the original filing. Additionally this Form 10-QSB/A does not purport to provide a general update or discussion of any other developments at the Company subsequent to the original filing.


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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls or in other factors that could significantly affect internal controls as of March 31, 2005.

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

Meridian  Holdings,  Inc.

Date:  September  27,  2005           By:  /s/  Anthony  C.  Dike
                              ____________________________________Signature
                                        Anthony  C.  Dike
                                    Chief  Executive  officer