Form 10QSB/A
period 2005-06-30
MERIDIAN HOLDINGS INC
filed 2005-09-28
CIK 1071758

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                              FORM  10-QSB/A
                           Amendment Number 1
(  X )    QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

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

                                      INDEX
This Amendment Number 1 to our quarterly report on Form 10-QSB, for the quarter ended June 30, 2005, includes some minor changes to improve our disclosures, specifically in item8a regarding Controls and Procedures, Changes in Internal Control over Financial Reporting and Exhibit 31. Except as required to reflect the changes noted above, this Form 10-QSB/A does not attempt to modify or update any other disclosures set forth in the original filing. Additionally this Form 10-QSB/A does not purport to provide a general update or discussion of any other developments at the Company subsequent to the original filing.


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

















See accompanying notes to Condensed consolidated financial statements

                            MERIDIAN  HOLDINGS,  INC.

                   Notes  to  Consolidated  Financial  Statements
1.     General

Basis  of  Reporting

The interim accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended December 31, 2004 included in its Annual Report on Form 10-KSB. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2005.

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

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act" ), the Company carried out an evaluation under the Supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of this reporting period. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Based upon the required evaluation, the Management concluded that as of June 30,
2005, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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