Form 10KSB/A
period 2004-12-31
MERIDIAN HOLDINGS INC
filed 2005-11-09
CIK 1071758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D.  C.  20549

                                  FORM  10-KSB/A
                                Amendment Number 3

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

                                   TABLE OF CONTENTS

                                  EXPLANATORY NOTE
The Company has filed this amendment number 3 of the form 10KSB to enhance our disclosures, by disclosing our current percentage ownership in CGI Communications, Services, Inc., as well correction of dates in the table in Note 14 to the financial statement to reflect the appropriate re-statement period. We also corrected some data entry errors in the Item8a (Control and Procedures) to reflect the period for which the evaluation was conducted. We updated the certifications as required by sections 202 and 906 of the Sarbanes-Oxley Act of 2002.

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

RECENT  EVENTS

On January 8, 2004, a default judgment was entered in favor of the registrant, by the Los Angeles County Superior Court in a case titled Meridian Holdings, Inc. versus Sirius Technologies of America, a Delaware Corporation Case Number BC256860. The amount of the judgment including damages, court cost and Punitive damages are $30,687,926, with a pre-judgment interest at the annual rate of 10%. This amount and potential interest has not been reflected in the balance sheet and the income statement as a judgment receivable. Management is pursuing all collections options regarding this judgment, with allowance for impairment recorded accordingly. On December 8,2004, the registrant entered into a judgment collection agreement with Surgimed Funds, a legal collections agency. Under the terms of the agreement, the Company will pay Surgimed 45% of net collectible. (See note 14 of the financial statements.)

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

Please refer to Exhibit 99.1 for the Independent Auditors' Reports and Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8a. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act" ), the Company carried out an evaluation under the Supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of this reporting period. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Based upon the required evaluation, the Management concluded that as of December 31, 2004, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Meridian  Holdings,  Inc.

Date:  November 8,  2005             By:  /s/  Anthony  C.  Dike
                           ____________________________________Signature
                                        Anthony  C.  Dike
                                    Chief  Executive  officer

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



Madsen and Associates CPA's, Inc.
Salt Lake City, Utah
November 8, 2005

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

Fixed  Assets  and  Depreciation

Property and equipment are stated at cost. Acquisitions having a useful life in excess of one year are capitalized and depreciated over their estimated useful,

1    Summary  of  Significant  Accounting  Policies.

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

12.  Equity  Method  Investments

APB  Opinion  No. 18,  The Equity  Method  of  Accounting  for  Investments in
Common Stock, states that use of the equity method of accounting for investments is required if the investor has the ability to exercise significant influence over operating and financial policies of the investee.

Paragraph 17 of the Opinion 18 establishes standards for use of the equity method to account for investments in common stock other than subsidiaries and corporate joint ventures. It states that:

"The (Accounting Principles) Board concludes that the equity method of Accounting for an investment in common stock should also be followed by an investor whose investments in voting stock gives it the ability to exercise significant influence over operating and financial policies of an investee even though the investor holds 50% or less of the voting stock. Ability to exercise that influence may be indicated in several ways, such as representation on the board of directors, participation in policy making process, material intercompany transactions, interchange of managerial personnel, or technological dependency"

" ... In order to achieve reasonable degree of uniformity in application, the (Accounting Principle) Board concludes that an investment
(direct or indirect) of 20% or more of the voting stock of an investee Should lead to a presumption in absence of evidence to the contrary that an investor has the ability to exercise significant influence over investee. "

Summary financial information for CGI as of and for the two years ended December 31, 2004 and 2003 respectively is presented in the following
Table:

<BTB>
                              2004                      2003
                            (unaudited)             (unaudited)
Long-term assets             $ 5,262,450           $  4,466,282
Total assets                   5,262,929              4,472,049
Current liabilities            1,603,326              1,483,358
Total liabilities              1,603,326              1,483,358
Revenues                               -                      -
Gross margin                           -                      -
Net income (loss)              (125,256)              (287,449)

The differences in the underlying net equity of the above-described investees and the investment balances recorded at December 31, 2004 and 2003 respectively are a result of the initial acquisition accounting of the Company's percentage interests. As at December 31, 2004, the registrant has a 26.8% equity interest in CGI Communications Services, Inc. The net loss of CGI for the year ended in December 31, 2004 was $125,256, and $33,538 representing 26.8% of net loss have been reflected in the Income Statement of the registrant, in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock

The Company continues to assess for impairment of its investment in CGI Communications Services, Inc., by evaluating whether an event or change in circumstances has occurred in the current reporting period that may have significant adverse effect on the fair value of the investment.

The impairment indicators utilized by the company includes but not limited to the following:

1. A significant deterioration in the earnings performance, credit rating asset quality, or business prospects of the investee
2. A significant adverse change in the regulatory, economic, or technological environment of the investee
3. A significant adverse change in the general market condition of either the geographic area or the industry in which the investee operates
4. A bona fide offer to purchase (whether solicited or unsolicited), an offer by the investee to sell, or a completed auction process for the same or similar Security  for  an  amount  less  than  the  cost  of  the  investment.
5. Factors that raise significant concerns about the investee's ability to continue as a going concern, such as a negative cashflows from operations, working capital deficiencies, or non-compliance with statutory capital requirements or debt covenants.

Based on the registrants most recent assessment, the fair value of its Investment in CGI Communications Services exceeds the carrying value.

13     Legal  Proceedings

On January 8, 2004, a default judgment was entered in favor of the registrant, by the Los Angeles County Superior Court in a case titled Meridian Holdings, Inc. versus Sirius Technologies of America, a Delaware Corporation Case Number BC256860. The amount of the judgment including damages, court cost and punitive damages are $30,687,926, with a pre-judgment interest at the annual rate of 10%. This amount and potential interest has not been reflected in the balance sheet and the income statement as a judgment receivable. Management is pursuing all collections options regarding this judgment.

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

<BTB>
                    Originally Reported        Restatement              Restated
                    December 31, 2004            Adjustment      December 31, 2004
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