Form 10QSB
period 2005-09-30
MERIDIAN HOLDINGS INC
filed 2005-11-15
CIK 1071758

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                              FORM  10-QSB
                           Amendment Number 1
(  X )    QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For  the  Quarterly  Period  Ended          September  30,  2005

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

As of September 30, 2005, Meridian Holdings, Inc., Registrant had 18,120,200 shares of its $0.001 par value common stock outstanding, with a total market value of $1,812,020.










                                       Page  1 of 12 sequentially numbered pages
                                                                     Form 10-QSB
                                                              Third Quarter 2005
                            MERIDIAN  HOLDINGS,  INC.

                                      INDEX

                                                                               PAGE
                                                                               ----
PART  I.  FINANCIAL INFORMATION

          Condensed Consolidated Balance Sheets                                    3

          Condensed Consolidated Statements of Operations                          4

          Condensed Consolidated Statements of Cash Flows                          5

          Notes to Condensed Consolidated Financial Statements                   6-8

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                             9-12

PART II   OTHER INFORMATION
          Legal Proceedings                                                       12
          Additional Information                                                  12
          Signature                                                               12
          Exhibits                                                             13-14

                              MERIDIAN  HOLDINGS,  INC.
                       Condensed Consolidated Balance Sheets
                                   (Unaudited)

ASSETS
                                         As of September 30,          December 31
                                                    2005                2004
                                                                      (Restated)
                                                   ==========         ==========
Current assets
Cash and cash equivalents                       $   132,974           $  173,628
Restricted cash                                      94,942              217,283
Accounts receivable, net of allowance for
doubtful accounts of $282,896 and $198,813
respectively                                      2,344,893             1,645,838
Other current assets                                  8,302                11,420
                                                ------------      --------------
Total current assets                              2,581,111             2,048,170

Fixed assets, net of accumulated depreciation        20,650                33,944

Investments                                       3,424,997             3,424,997
                                                 -----------          -----------
 Total assets                                   $ 6,026,758           $ 5,507,111
                                                  ==========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued Expense                                    331,467               299,504
Reserve for incurred but not reported claims        55,738               201,311
Line of credit                                      62,741                50,263
Current portion of long term debt                    4,465                 4,117
                                                  ------------         ----------
    Total current liabilities                      675,368                555,195

Long Term liabilities
    Long-term debt                                 359,475                391,821
                                                   ---------           ----------
    Total liabilities                            1,034,843                947,016
                                                   ---------           ----------
Commitments and contingencies

Stockholders' equity
Preferred stock (20,000,000 shares authorized,
par value $0.001; no shares issued and                   -                     -
outstanding)   Common stock (100,000,000 shares
authorized, par value $0.001; 18,120,200 shares
issued and outstanding at September 30, 2005
and 14,370,200 as at  December 31, 2004
respectively)                                       18,120                14,370
Additional paid-in capital                       5,526,760             5,526,760
Accumulated deficit                               (552,966)             (981,035)
                                                -------------      -------------
   Total stockholders' equity                    4,991,914             4,560,095
                                                -------------       ------------
   Total liabilities and stockholders' equity  $ 6,026,758           $ 5,507,111
                                                ============        ============



See accompanying notes to  Condensed consolidated financial statements

                        MERIDIAN  HOLDINGS,  INC.
             Condensed Consolidated Statements of Operations
                                (UNAUDITED)

                            Three Months Ended Sept 30,  Nine Months Ended Sept 30,
                             2005             2004           2005          2004
                                            (Restated)                   (Restated)
                            =====             ====           ======         ======
Revenues
 HMO Capitation Revenue    $   54,646        $ 290,495     $  384,125       $ 991,316
 Risk Pool Revenue (Note7)     50,986          113,099        230,664         429,932
 Fee For Service              338,678           54,070        886,290          55,875
                            --------      ----------      -----------       ---------
                              444,310          457,664      1,501,079       1,477,123

General Operating expenses

 Cost of Provider Services     10,514         136,616         284,118         528,989
 General and Administrative   348,455         466,116       1,073,263       1,287,738
                             --------       --------        ----------        -------
(Loss)/Income from operations) 85,341        (145,068)        143,698       (339,604)
                             --------       --------       ----------        -------

Other income and (expense)

Stock option issued                  -             -               -        (500,000)
 Other net                     (2,654)         (5,173)        (16,916)       (10,342)
                             --------       ---------      -------------     --------
 Net Other                     (2,654)         (5,173)        (16,916)      (510,342)
                             --------      -----------    -------------     ----------

 Net Income                    82,718        (150,241)        126,781       (849,946)
                             --------       ----------     -----------      ------------


Earnings per share:

                            $  0.005         $( 0.01)        $ 0.008         $ ( 0.07)

                            ==========     ==========      ==========      ==========
Weighted average
shares outstanding         15,203,533      11,870,200      15,203,533      11,870,200



















See accompanying notes to Condensed consolidated financial statements

                       MERIDIAN  HOLDINGS,  INC.
            Condensed Consolidated Statements of Cash Flows
                              (UNAUDITED)

                                 Nine Months Ended September 30,   Three Months Ended September 30
                                                 2005          2004         2005           2004
                                                             (restated)               (restated)
                                                 ======      ======      =======       ==========
Cash flows from operating activities
  Net income/(loss)                               $ 126,781     (849,946)   $ 78,358     (150,242)
  Adjustments to reconcile net Loss/income
  to net cash used in operating activities:
  Stock Option issued                                    -                  -                   -
  Depreciation and amortization                      13,294       13,570         4,013      4,662
  (Increase) decrease in:
         Accounts receivable                       (695,937)    (197,639)    (347,335)    (65,878)
         Other current liabilities                 ( 10,345)          -      ( 16,828)     36,349
         Accounts payable                           234,806       (6,634)     198,876     ( 8,573)
         Accrued expense                            101,425       93,363                        -
         Incurred but not reported reserve         (145,573)      59,785           -           -
                                                    ---------   ---------    --------     -------
Net cash used in operating activities              (375,549)    (887,501)    ( 83,316)   (183,682)

Cash flow from investing activities
   Acquisition of fixed assets                            0       (8,918)           0           -
                                                    ----------     ---------     ------  --------
Net cash used in investing activities                     0       (8,918)           0           -
                                                     ----------     ---------  --------   -------
Cash flow from financing activities
   Borrowings from majority stockholder/officer       8,700       34,433      10,050       7,781
   Repayment on long-term debt                      (95,268)                  -
   Long Term Debt                                                120,863    (261,800)     26,721
   Repayment on line of credit                      (11,784)
   Repayment of shareholder loan                                       -            -           -
   Proceed from the sale of common stock            306,146      495,000      296,250           -
                                                    --------   ---------    -------       -------
Net cash (used in) provided by financing activities 209,578      650,295       44,500      34,502
                                                    ---------    ---------   --------     -------
Increase/(Decrease) in cash and cash equivalents   (165,971)   (246,123)      (38,816)   (149,180)

Cash and cash equivalents, beginning of period      390,912      282,462      263,357     185,517
                                                   ---------     -------      -----       ------
Cash and cash equivalents, end of period          $ 224,941       36,338      224,941      36,337
                                                    =========   ========     =======      ========

Supplemental Disclosure of non-cash investing and financing activities
                          Stock Issued             3,750,000     500,000    3,750,000      500,000

















See accompanying notes to Condensed consolidated financial statements

                            MERIDIAN  HOLDINGS,  INC.

                   Notes  to Condensed Consolidated  Financial  Statements
1.     General

Basis  of  Reporting

The interim accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended December 31, 2004 included in its Annual Report on Form 10-KSB. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2005.

Cash  And  Cash  Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Nature  of  Operations

Meridian Holdings, Inc. (the "Company") was incorporated under the laws of the State of Colorado on October 13, 1998. The Company is located in Culver City, California, U.S.A. and contracts with physicians to provide healthcare services primarily within the area of Los Angeles County.

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

On September 2, 2005, Meridian Holdings, Inc, announced that pursuant to the written consent of the board of directors of both Meridian Holdings, Inc, and CGI Communications Services, Inc., (OTC: CGIC) dated August 24, 2005, in which it was approved that Meridian Holdings, Inc., declare a dividend of shares of CGI Communications Services, Inc., Common Stock it owns, to each of its shareholders with the exception of all current and past officers, directors and affiliates, by transferring or causing to be issued one (1) share of the CGI Stock for every ten (10) shares of Meridian Holdings, Inc., common Stock held by each of such shareholder ("Dividends") of record as of September 26, 2005. Since this event occurred close to the end of third quarter, 2005, and the delivery of shares to the shareholders of the registrant continued into the forth quarter of 2005, its impact on the registrants' investment in CGI Communications, Inc., has not been reflected in the balance sheet or income Statement as of September 30, 2005, until the registrant receives the final tally of the share holder list and reconciliation of the issued CGI Communications Services, Inc., shares from the transfer agent.

3.     Fixed  Assets

Fixed assets consist of the following:

                                            As of
                                           Sept 30, 2005   September 30,2004
Computer equipment                         $ 111,155             $ 111,155
Leasehold improvements                         6,500                 6,500
Office furniture, fixtures and equipment      61,915                61,915
Software                                      25,803                25,803
Medical equipment                              6,654                 6,654

                                             --------              -------
                                             212,027              212,027
Less accumulated depreciation               (191,377)            (173,421)
                                            ---------             --------
                                           $  20,650            $  38,606
                                            =========            ==========

4.     Line  of  Credit

The Company has a $50,000 line of credit with a financial institution. Related advances bear interest at 11%, and interest is payable monthly. The line of credit expires March 21, 2006

5.     Long-term  Debt

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

These   revenues   and   expenses  have   been reflected  in  the accompanying
consolidated  statements   of  operations  for  the  for   the  quarters  ended
September  30,  2005  and  2004 respectively..

The Company has also reflected the monies in the escrow account as of September
30, 2005  and   September  30, 2004 as  restricted  cash  in  the  accompanying

Consolidated balance sheets. Additionally, Cap-Management Systems, Inc., provides the Company with an estimate as to the incurred but not reported reserve, which has been recorded as such in the accompanying consolidated balance sheets.

Related party Transaction

On August 5, 2005 the board of directors of the registrant approved the issuance of 3,750,000 restricted shares of common stock with a fair market value of 0.08 cents per share as of date of issuance, to Anthony C. Dike, our Chairman/CEO, exchange for forgiveness of $300,000 debt owed to him by the registrant.

7.  Judgment Receivable

On January 8, 2004, a default judgment was entered in favor of the registrant, by the Los Angeles County Superior Court in a case titled Meridian Holdings, Inc. versus Sirius Technologies of America, a Delaware Corporation Case Number BC256860. The amount of the judgment including damages, court cost and punitive damages are $30,687,926, with a pre-judgment interest at the annual rate of 10%. This amount and potential interest is not reflected in the balance sheet and the income statement.

Other Events

On October 4, 2005, Tenet HealthSystem Hospitals, Inc, (Tenet) announced that it has entered into an agreement to sell Community & Mission Hospitals of Huntington Park in Huntington Park, Calif., to Karykeion, Inc., a privately held Corporation. These are two of the hospitals contracted with CAPNET IPA and County of Los Angeles Community Health Plan . This transaction is expected to close within the next several months. Subsequently, Capnet IPA will seek for a delegation and assignment of the contract with TENET to the new owners upon completion of this transaction.

                          MERIDIAN  HOLDINGS,  INC.

THE  COMPANY

Meridian Holdings, Inc. (the "Company") was incorporated under the laws of the State of Colorado on October 13, 1998. The Company is located in Culver City, California, U.S.A. and contracts with physicians to provide health care services primarily within the area of Los Angeles County.

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

SELECTED  FINANCIAL  DATA

The Company had net working capital of $ 1,905,551 as at September 30, 2005 compared to $ 1,009,341 as of December 30, 2004. This represents an increase in working capital of 53%. This increase in working capital is due to increase in account receivable, net allowance for doubtful accounts, as well as decrease in current liabilities.

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

LIQUIDITY  AND  CAPITAL  RESOURCES  OF  THE  COMPANY.

We believe that we will be able to fund our capital commitments, operating cash requirements and satisfy our obligations as they become due from a combination of cash on hand, restricted cash as they become available, and expected operating cash flow improvements through HMO premium increases as well as royalties from software licensing.

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

RESULTS  OF  OPERATIONS

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF MERIDIAN HOLDINGS FOR THE THREE MONTHS ENDED AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE THREE MONTHS ENDED AND NINE MONTHS ENDED SEPTEMBER 30, 2004.

REVENUE

Medical services revenues decreased by 2% from $457,663 for the three months ended September 30, 2004 to $ 444,310 for the three months ended September 30, 2005, and increased by 1.6% from $1,477,123 for the nine months ended September 30, 2004 to $1,501,079 for the nine months ended September 30, 2005. The increase in revenue for the nine months ended September 2005, is due to increase in fee for service revenue.

Risk pool revenue for the three months ended September 30, 2004 was $50,986, a decrease of 55% compared to $113,099 for the same period in 2004. For the nine months ended September 30, 2005, risk pool revenue was $230,644, a decrease of 46 % compared to $ 429,932 for the nine month ended September 30, 2004. The decrease in risk pool revenue for the three and nine months ended September 2005 was due to decrease in membership enrolment, with concomitant increase in claims expense, non renewal of Hospital Contract between the County of Los Angeles Department of Health Services Community Health Plan (CHP) and Tenet Health Systems.

Capitation revenues from our CHP contract decreased by 81% from $290,495 for the three months ended September 30, 2004 to $ 54,646 for the three months ended September 30, 2005, and by 61% from $ 991,316 for the nine months ended September 30, 2004 to $ 384,125 for the nine months ended
September 30, 2005. The decrease in capitation revenue was due in part to the termination of some of our Managed care contracts with CHP, delay in procuring a replacement contracts for the new hospital owners, dis-enrollment of members, and increased withholding of our capitation fees by CHP. Management is pursuing all its available options to mitigate further losses, including but not limited to procuring new manage care contracts, expansion of our primary care physician network into adjoining counties in Southern California. There can be no guarantee that these efforts will be successful in reversing these losses.

Fee for Service Revenue, increased by 84% to $338,678 for three months ended September 30, 2005, as compared to $54,070 for comparable period in 2004. For nine months ended September 30, 2005, fee for service revenue increased by 33% to $886,290, as compared to $55,875, during the comparable period in 2004. This receivable relates principally, to medical services provided on a fee-for-service basis, and are reduced by amounts estimated to be uncollectible. These receivables are typically uncollateralized customer obligations due under normal trade terms requiring payment within 30-90 days from the invoice date. The Company does not charge late fees or penalties on delinquent invoices, however it continually evaluates the need for a valuation allowance. Management's estimate of uncollectible amounts is based
upon   its   analysis   of   historical collections and other qualitative
factors.

Of the $444,310 total medical services revenue generated for the three months ended September 30, 2005, $338,678 was from the fee for service component, and $105,632 was from capitated managed care contract.

The increase in fee for Service revenue from $54,070 during the quarter ended September 30, 2004 to current amount of $338,678 for the comparable period ended September 30, 2005 is as a result of the recent acquisition of two large clinics from Centinela Medical Center Clinics, Inc., as of January 1, 2005. These clinic facilities provides a wide array of medical and diagnostic services to the patient population they serve.

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

EXPENSES

Total expenses decreased by 24% from $466,116 for the three months ended September 30, 2004 to $352,814 during comparable period in 2005.

For nine months ended September 30, 2005, the total expense decreased by 17%, to $1,073,263 from $1,287,738 during comparable period in 2004.

This decrease in total expense was due to decrease in enrolment in the membership in our capitated contract, out sourcing of some of the services previously performed in-house, as well as lay-off of employees to reduce cost.

Of the $1,073,263 total expense for the nine month period ended September 30, 2005, general and administrative expense were $789,145 or 74% of total expenses, as opposed to $758,746 or 59% of the total expenses for the comparable period in 2004. Cost of revenue decreased by 46% from $528,989 for the nine months ended in September 30, 2004 to $284,117, for the same reasons as stated above.

INCOME/LOSS  FROM  OPERATIONS

For the quarter ended September 30, 2005, the Company recorded a net income of $78,358, compared to a net loss of $(150,241) in comparable period in 2004.

For the nine months ended September 30, 2005, the company reported a net income of $126,781, compared to a net loss of $($849,946) for comparable period in 2004.

The increase in net income is due to increase in fee for service revenue, decrease in operating expense due to cost cutting measures implemented by management.


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

PLAN  OF  OPERATIONS

The Company continues to aggressively expand its provider network, as well as seek for other managed care and PPO contracts for its contracted providers. We plan to expand our provider network to Riverside, San Bernardino, Orange and greater Los Angeles, County, with the hope of increasing our membership enrollment. Also, the company is aggressively seeking for more managed care contracts in the four counties targeted for proposed network expansion. There can be no assurance that this plan of network expansion will yield immediate dividend.

The Company has initiated a community outreach program targeting Medicare eligible members about the Medicare Prescription Drug Program.

Passed by Congress and signed into law by President Bush on December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003
(MMA), made sweeping changes to the Medicare program including the creation of Part D, the prescription drug coverage program that will be available beginning January 1, 2006. CMS noted in its September 23, 2005 press release, "People with Medicare will be able to get prescription drug coverage in January, through their choice of either a newly approved stand-alone prescription drug plan that works with traditional Medicare, or a Medicare Advantage plan that offers drug coverage and other benefits. We hope that by promoting this program to the communities we serve, we will be able to enroll patients into our provider network, while proving our patient population timely information regarding their healthcare needs.

Recent Events

On October 4, 2005, Tenet HealthSystem Hospitals, Inc, (Tenet) announced that it has entered into an agreement to sell Community & Mission Hospitals of Huntington Park in Huntington Park, Calif., to Karykeion, Inc., a privately held Corporation. These are two of the hospitals contracted with CAPNET IPA and County of Los Angeles Community Health Plan . This transaction is expected to close within the next several months. Subsequently, Capnet IPA will seek for a delegation and assignment of the contract with TENET to the new owners upon completion of this transaction.


Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act" ), the Company carried out an evaluation under the
Supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2005. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Based upon the required evaluation, the Management concluded that as of September 30, 2005, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART  II     -  OTHER  INFORMATION

LEGAL  PROCEEDINGS

On January 8, 2004, a default judgment was entered in favor of the registrant, by the Los Angeles County Superior Court in a case titled Meridian Holdings, Inc. Versus Sirius Technologies of America a Delaware Corporation Case number BC256860. The amount of the judgment including damages, court cost and punitive damages is $30,687,926, with a pre-judgment interest at the annual rate of 10%. This amount has not been reflected in both the balance sheet and income statement of the registrant.

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

Date:  November 7,  2005            By:  /s/  Anthony  C.  Dike
                              ____________________________________Signature
                                        Anthony  C.  Dike
                                     Chief  Executive  officer

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


Date:    November 7,  2005

By:/s/ Anthony C. Dike
Anthony C. Dike
Chairman and CEO (Principal Executive & Financial  Officer)

                                      Exhibit 32.1



                   CERTIFICATION  PURSUANT  TO SECTION 906
                   OF  THE  SARBANES-OXLEY  ACT  OF  2002


In  connection  with  the  quarterly  report  of  Meridian  Holdings,  Inc. (the
"Company") on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Anthony C. Dike, the Chief Executive and Principal Financial Officer, of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


DATE:  November 7   2005        By:  /s/  Anthony  C.  Dike
                                        -------------------
                                         Anthony  C.  Dike
                              (Principal Executive and Financial Officer)