Form 10QSB/A
period 2005-09-30
MERIDIAN HOLDINGS INC
filed 2005-11-30
CIK 1071758

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










                                       Page  1 of 12 sequentially numbered pages
                                                                     Form 10-QSB
                                                              Third Quarter 2005
                            MERIDIAN  HOLDINGS,  INC.

                                      INDEX

                                  EXPLANATORY NOTE
This Amendment Number 1 to our quarterly report on Form 10-QSB/A, for the quarter ended September 30, 2005, was required to correct data entry error in the current liabilities section of the balance sheet. This Form 10-QSB/A does not purport to provide a general update or discussion of any other developments at the Company subsequent to the original filing.


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

                              MERIDIAN  HOLDINGS,  INC.
                       Condensed Consolidated Balance Sheets
                                   (Unaudited)

ASSETS
                                         As of September 30,          December 31
                                                    2005                2004
                                                                      (Restated)
                                                   ==========         ==========
Current assets
Cash and cash equivalents                       $   132,974           $  173,628
Restricted cash                                      94,942              217,283
Accounts receivable, net of allowance for
doubtful accounts of $282,896 and $198,813
respectively                                      2,344,893             1,645,838
Other current assets                                  8,302                11,420
                                                ------------      --------------
Total current assets                              2,581,111             2,048,170

Fixed assets, net of accumulated depreciation        20,650                33,944

Investments                                       3,424,997             3,424,997
                                                 -----------          -----------
 Total assets                                   $ 6,026,758           $ 5,507,111
                                                  ==========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued Expense                                    552,424               299,504
Reserve for incurred but not reported claims        55,738               201,311
Line of credit                                      62,741                50,263
Current portion of long term debt                    4,465                 4,117
                                                  ------------         ----------
    Total current liabilities                      675,368                555,195

Long Term liabilities
    Long-term debt                                 359,475                391,821
                                                   ---------           ----------
    Total liabilities                            1,034,843                947,016
                                                   ---------           ----------
Commitments and contingencies

Stockholders' equity
Preferred stock (20,000,000 shares authorized,
par value $0.001; no shares issued and                   -                     -
outstanding)   Common stock (100,000,000 shares
authorized, par value $0.001; 18,120,200 shares
issued and outstanding at September 30, 2005
and 14,370,200 as at  December 31, 2004
respectively)                                       18,120                14,370
Additional paid-in capital                       5,526,760             5,526,760
Accumulated deficit                               (552,966)             (981,035)
                                                -------------      -------------
   Total stockholders' equity                    4,991,914             4,560,095
                                                -------------       ------------
   Total liabilities and stockholders' equity  $ 6,026,758           $ 5,507,111
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


DATE:  November 30   2005        By:  /s/  Anthony  C.  Dike
                                        -------------------
                                         Anthony  C.  Dike
                              (Principal Executive and Financial Officer)