Form 10KSB
period 2005-12-31
MERIDIAN HOLDINGS INC
filed 2006-05-23
CIK 1071758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D.  C.  20549

                                  FORM  10-KSB
                              Amendment Number 1
(  X  )   ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR 15 (d) OF THE SECURITIES
                                    EXCHANGE  ACT  OF  1934

          For  the  Fiscal Year Period Ended       December  31,  2005

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

            6201 Bristol Parkway, Culver City California, 90230

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

The  Registrant's  revenues for the year ended December 31, 2005 were $1,770,090

As of December 31, 2005, the Registrant had 18,120,649 shares of its $0.001 par value common stock outstanding with a market capitalization of $1,812,065








                                        Page 1 of 28 sequentially numbered pages
                                                                   Form 10-KSB
                       Annual Report For The Fiscal Year Ended December 31, 2005

                                TABLE OF CONTENTS

                                                                    Page Number
                                    PART  I

Item 1. Description of Business . . . . . . . . . . . . . . . . . . . .  . .  .3

Item 2. Description of Property . . . . . . . . . . . . . . . .  . . . . . . . 7

Item 3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .  8

Item 4. Submission of Matters to a Vote of Security Holders Our . . . ... . .  8

                                  PART II

Item 5. Market for Common Equity and Related Stockholder matters . . . . . ..  8

Item 6. Management's Discussion and Analysis . . . . . . . . . . . . . . . . . 9

Item 7. Financial Statements  . . . . . . . . . .  . . . . . . . . . . . . . .14

Item 8. Changes In and Disagreements With Accountants on Accounting and .. . .14
Financial Disclosure

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons . . . . .15

Item 10. Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . .18

Item 11. Security Ownership of Certain Beneficial Owners and Management . . . 19

Item 12. Certain Relationships and Related Transaction . . . . . . . . . . .. 20

Item 13. Exhibits and Reports on Form 8-k  . . . . . . . . . . . . . . . . . .20

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

Current Products and Services

Vasocor Vascular Diagnostic Centers

The Company recently initiated the commercialization of Vasocor Vascular Diagnostic Centers (VVDC), after an extensive patient, provider and health insurance plan acceptance test.

It is a freestanding diagnostic device, that employs a revolutionary non-invasive inexpensive, easy to use procedure that has been clinically proven to detect coronary artery disease (CAD) earlier and more accurately than existing Techniques. CAD. The Vasocor Device has FDA pre-market approval, validated clinical trial data, Medicare/Medicaid and Indemnity insurance re-imbursement eligibility. In addition to coronary arterial disease, the device can also be used in the non-invasive diagnosis of peripheral vascular disease and estimating endothelial function

InterCare Clinical Explorer (ICE(tm))

This is an Electronic Health Record System, with Tele-Medicine and Telehealth Components. The strength of ICE(tm) application is derived from differentiated core technologies consisting of: Mainstream SQL Database with full open architecture human anatomy and graphical user interfaces that simplify documentation and information access; data mining and data query tools; end-user tool sets; and interface capabilities to facilitate peaceful coexistence with other systems. Over 10 years of research and development have been spent in the development of ICE(tm) software.

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


                   CGI  COMMUNICATIONS  SERVICES,  INC.

CORPORATE  INFORMATION

CGI Communications Services, Inc., was incorporated under Delaware law on April 12, 1997. Its executive offices are at 6201 Bristol Parkway, Culver City, California 90230. Its telephone number is (213) 627-8878.

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

Meridian Health System

Meridian Health Systems, (VIP Concierge Medical Services Company) is a division of Meridian Holdings, Inc, focused in provision of tertiary medical specialty care for the international clientele in U.S.A. The Company's mission is to provide access to the very best US physicians and hospitals for international patients and providers as well as reduce and mitigate access barriers to US Healthcare. The Company serves as a single point of contact and accountability for the patients, families, physicians, allied health, hospitals and vendors.

We also offer optional Flexible Medical Care Services through our preferred participating healthcare provider network in both United States and Abroad under our Healthcare membership discount services program, as well as facilitate the setting up of a Health Savings Account (HSA) program through a partner Commercial Bank, and/or High Deductible Health Insurance plan through a partner health insurance company.

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

EMPLOYEES

As of December 31, 2005, the Company had approximately 14 full-time employees. No employee of the Company is covered by a collective bargaining agreement or is represented by a labor union. The Company considers its employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's corporate offices are located at 6201 Bristol Parkway, Culver City, California 90230. The Company is required to pay $13,975 per month rental for both Culver City and Lawndale clinic facilities. The telephone number is (213) 627-8878.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 25, 2006 the shareholders voted to re-appoint Madsen Associates CPA, Inc., as the Company's independent accountant for the fiscal year ended December 31, 2005. Also, the shareholders re-approved the Registrants' 2001 stock option plan for 2006, as well as the election of the following directors for another one year term:

     Mr.  James  Truher
     Dr.  Ludlow Creary
     Mr.  Andrew Smith
     Mrs  Marcelina  Offoha
     Dr.  Anthony C. Dike

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

<BTB>
                                    High                  Low
Calendar 2005
Quarter ended March 31              0.20                  0.20
Quarter ended June  30              0.10                  0.10
Quarter ended September 30          0.06                  0.06
Year ended December 31, 2004        0.04                  0.04

                                    High                  Low
Calendar 2004
Quarter ended March 31              0.031                 0.031
Quarter ended June  30              0.06                  0.06
Quarter ended September 30          0.10                  0.10
Year ended December 31, 2004        0.15                  0.13

At December 31, 2005, the company had approximately 543 shareholders of record for its common stock. Our preferred shares have never been offered to the public, therefore have never been publicly traded.

SELECTED  FINANCIAL  DATA

The Company had  net  working capital of $1,576,876  as  at   December 31  2005
compared to $1,187,221 at December 31, 2004. This represents a 33% increase in working capital.

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

RESULTS  OF  OPERATIONS

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF MERIDIAN HOLDINGS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2005 AS COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2004.

REVENUE

Medical services revenues decreased by 70% from $887,926 for three months ended December 31, 2004 to $269,010 for three months ended December 31, 2005. For Twelve months ended December 2005, Medical services decreased by 9.8% from $2,365,048 for the twelve months ended December 31, 2004 to $1,770,090 for the twelve months ended December 31, 2005. The decrease in medical services revenue is attributed to decrease in membership in the Capnet IPA due to dis-enrollment of membership, as well as termination of certain managed care contract with Los Angeles Community Health Plan and Tenet Health Systems.

Capitation revenues from our CHP contract decreased by 93% from $331,514 for three months ended December 31, 2004 to $22,451 for three months ended December 31, 2005.

For twelve months ended December 31, 2005, Capitation revenue decreased from $1,322,830 for the twelve months  ended December 31,  2004 to $ 406,577 for the twelve months ended December 31, 2005. The decrease in capitation revenue was due in part to the termination of some of our Managed care contracts with CHP, delay in procuring a replacement contracts for the new hospital owners, dis-enrollment of members, and increased withholding of our capitation fees by CHP. Management is pursuing all its available options to mitigate further losses, including but not limited to procuring new manage care contracts, expansion of our primary care physician network into adjoining counties in Southern California. There can be no guarantee that these efforts will be successful in reversing these losses.

Fee for Service Revenue, decreased by 55% from $549,140 for three months ended December 31, 2004 to $246,559 for comparable period in 2005

For twelve months ended December 31, 2005, fee for service revenue increased by 31% to $1,361,715, as compared to $1,035,171, during the comparable period in 2004. This receivable relates principally, to medical services provided on
a fee-for-service basis, and are  reduced   by   amounts   estimated  to  be
uncollectible. These   receivables   are   typically uncollateralized  customer
obligations due under normal trade terms requiring payment within 30-90 days from the invoice date. The Company does not charge late fees or penalties on delinquent invoices, however it continually evaluates the need for a valuation allowance. Management's estimate of uncollectible amounts is based
upon   its   analysis   of   historical collections and other qualitative
factors.

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

Cost of Revenues

The cost of revenue for twelve months ended December 31, 2005 is $630,372, compared to $1,288,208, for twelve months ended December 31, 2004. The decrease in cost of revenue is due to decrease in volume medical claims paid in 2005 fiscal year, low membership enrolment and termination of certain managed care contracts..

Direct medical costs includes all costs associated with providing services for CAPNET IPA contracted members, including direct medical payment to physician providers, hospitals and ancillary services on capitated and fee for service basis. For the year ended December 31, 2005, these cost represents 35% of total revenue compared to 56% for the year ended December 31, 2004. This is referred to as Medical Loss Ratio (MLR). Medical claims represent the costs of medical services provided by other healthcare providers other than our contracted primary care providers, but which are to be paid by us for individuals covered by our capitated risk contracts with HMOs. Our Medical Loss Ratio varies from quarter to quarter due to fluctuations in utilization, the timing of claims paid by the HMOs on our behalf, as well as increases in medical costs without counterbalancing increases in capitation revenues.

EXPENSES

General and administrative expenses is $816,838 or 46 % of total revenues for the twelve months ended December 31, 2005, compared to $1,549,824 or 66% of total revenues for twelve months ended December 31, 2004. The decrease in general and administrative expense is due decrease in fees paid to consultants as well as other corporate expenses.

Of the $816,836 General and administrative expense for the period ended December 31, 2005, $756,235 was for employee salaries and wages, $17,492 was For depreciated assets, $10,588 was for Taxes and Permits, and the rest was for General corporate purposes.

INCOME/LOSS FROM OPERATIONS

The registrant recorded a net income from operations for the twelve months ended December 31, 2005 of $323,356, compared to a net loss of $472,984, during comparable period in 2004. The increase in Net operating income for the period ended the increase in fee for service revenue and decrease in general and administrative expense for the period then ended.


NET INCOME/EXPENSE

On December 31, 2005 the company recorded Net loss of $1,362,973 as compared To $522,227 for the period ended December 31, 2004. The increase in Net Loss is due to a write down of investment in subsidiary in the amount of $1,416,019 and the write off of related party receivable in the amount of $240,522 during the period ended December 31, 2005. Management is aggressively seeking for new contracts and other avenues to generate revenue. There can be no assurance that these efforts will yield dividends in the next near future.

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

On March 5, 2005, the following individuals were elected to serve as directors of the company until the 2006 annual meeting: Jerry Aguolu, James Truher, Randy Simpson and Marcellina Offoha.

Additionally, shareholders ratified the reappointment of Madsen Associates CPAs, as the independent auditor for the fiscal year ending December 31, 2004 and reapproved the Company's 2001 Joint Incentive and Non-Qualified Stock Option Plan for fiscal year 2005.

On July 18, 2005 the company issued a press release announcing that its' subsidiary CGI Communications Services, Inc., (CGI) Common Stock is now trading Over The Counter (OTC) under the symbol "CGIC".

Also, CGI Communications Services, Inc., an applications services provider specializing in Telemedicine and Telehealth services to the healthcare community, has entered into a memorandum of understanding (MOU) with ITeMAX, a technology Company based in Riverside California , that specialized in providing ITenabled services to the global marketplace

Also, during the second quarter of 2005, the registrant re-stated it financials for the June 30 2004 and December 31, 2004 year end to reflect the loss in its' investment in CGI Communication services, Inc. (Subsidiary) and the removal of judgment receivable which is a gain contingency from the account and instead placing it in the note to the financial statements, in accordance with GAAP, so as not to recognize revenue prior to realization. Every effort is being made by the management to collect on this judgment.

On August 8, 2005, the board directors authorized the issuance of 3,750,000 shares of common stock of the registrant at a fair-market value of 0.08 cents per share (based on closing Asking price of our common stock as of August 5,
2005) to Anthony C. Dike, MD, our Chairman and CEO, in exchange for extinguishing $300,000 debts owed to him by the registrant as at December 31, 2004.

On Septmber 2, 2005, the registrant announced that pursuant to the written consent of the board of directors of both Meridian Holdings, Inc, and CGI Communications Services, Inc., (Pinksheet: CGIC) dated August 24, 2005, in which it was approved that Meridian Holdings, Inc., declare a dividend of shares of CGI Communications Services, Inc., Common Stock it owns, to each of its shareholders with the exception of all current and past officers, directors and affiliates, by transferring or causing to be issued one (1) share of the CGI Stock for every ten (10) shares of Meridian Holdings, Inc., common Stock held by each of such shareholder ("Dividends") of record as of September 26, 2005.

On October 4, 2005, Tenet HealthSystem Hospitals, Inc, (Tenet) announced that it has entered into an agreement to sell Community & Mission Hospitals of Huntington Park in Huntington Park, California., to Karykeion, Inc., a privately held Corporation. These are two of the hospitals contracted with CAPNET IPA and County of Los Angeles Community Health Plan . This transaction is expected to closed on December 31, 2005. Subsequently, Capnet IPA has initiated a new contract negotiation with the new owners of the hospital.

On December 23, 2005 the registrant announced that CAPNET IPA has entered into a Management Services and Virtual pool Agreement with Regal Medical Group

Under the terms of the agreement which becomes effective immediately, Regal will evaluate contracts and represent CAPNET in negotiations with payors, hospitals, ancillary vendors and physicians who provide medical services to enrollees on behalf of CAPNET. Simultaneous to this agreement, the parties have executed a virtual pool agreement that allows CAPNET access to over 17 managed care contracts with various HMO/Payors within Southern California.

Recent Events

On February 8, 2006, the registrant issued a press release announcing that Meridian Health Systems, a healthcare services division of Meridian Holdings, Inc, has entered into an Exclusive Healthcare Services and Project Teaming
Agreement with Los Angeles Hispanic Health Network, (LHHN), a Los Angeles Metropolitan Hispanic Chambers of Commerce initiative.

Under the terms of this three-year automatically renewable agreement, Meridian will arrange for the provision of healthcare services on an exclusive basis to enrolled employees and relatives of small to medium sized Hispanic employer groups and self employed individual members of LHHN, in a culturally sensitive manner, through Meridian's network of affiliated physicians, hospitals and other ancillary services providers initially within Greater Los Angeles County, with later expansion to other areas of United States and abroad.

The company projects that this agreement with LHHN which initially is estimated to provide increased health insurance purchasing power to over 500 employer groups mainly in Los Angeles metropolitan area, will provide revenue to Meridian based on member enrollments and network access fees.

At the annual meeting of the shareholders, held on Saturday, February 25, 2006, the following individuals were elected to serve as directors of the company until the next annual meeting: Andrew Smith, Ludlow Creary, James Truher and Marcellina Offoha. Anthony C. Dike, was re-elected for another three year term.

Additionally, shareholders ratified the reappointment of Madsen Associates CPA, Inc., as the independent auditor for the fiscal year ending December 31, 2005 and re-approved the Company's 2001 Joint Incentive and Non-Qualified Stock Option Plan for fiscal year 2006.

Subsequent Events.

On May 19, 2006, the company accepted the offer by InterCare DX, Inc., and CGI Communications Services, Inc, both an affiliated entities 5,000,000 of Common stock at fair market value of 0.023 cents and warrant to purchase additional 5,541,503 shares at 25 cents per share, with expiration date of May 19, 2008, in exchange for forgiveness of debt owed to Meridian, in the Amount of $1,500,375.84. by InterCare. Also, the registrant accepted the Offer to be issued by CGI Communications Services, 6,013,043 Shares of this CGI Common Stock at 0.04 cents per share, to Meridian Holdings, Inc, in exchange for forgiveness debt in the amount of $240,521.71

RISKS  ASSOCIATED  WITH  MANAGING  GROWTH

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls or in other factors that could significantly affect internal controls as of December 31, 2005

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls as of December 31, 2005

PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Board of Directors, which consists of five directors, four of which are outside members and one of which is an officer of the Company, establishes the general compensation policies of the Company and the compensation plans and specific compensation levels for executive officers. The Company does not have a separate Compensation Committee of its Board of Directors. The Company's objective is to ensure that executive compensation be directly linked to ongoing improvement in corporate performance and increasing shareholder value. The following objectives are guidelines for compensation decisions: Job Classification. The Company assigns a job grade to each salaried position, and each job grade has a salary range, which is based on national salary surveys. These salary ranges are reviewed annually to determine parity with national compensation trends, and to ensure that the Company maintains a competitive compensation structure. Competitive Salary Base. Actual salaries are based on individual performance contributions within a competitive salary range for each position established through job evaluation and market comparisons. The salary of each corporate officer is reviewed annually by the Board of Directors. Stock Option Programs. The purposes of the Company's ESOP and SOP are to provide additional incentives to employees to work to maximize shareholder value. The ESOP is open to all full-time employees of the Company and the SOP is open to participation by key employees and other persons as determined by the Board, based upon a subjective evaluation of the key employee's ability to influence the Company's long-term growth and profitability. Stock options under the ESOP may be granted at the current market price at the time of the grant or under the SOP at prices as determined by the Board. With specific reference to the Chief Executive Officer, the Board attempts to exercise great latitude in setting salary and bonus levels and granting stock options. Philosophically, the Board attempts to relate executive compensation to those variables over which the individual executive generally has control. The Chief Executive officer has the primary responsibility for improving shareholder value for the whole Company. The Board believes that its objectives of linking executive compensation to corporate performance results in alignment of compensation with corporate goals and shareholder interest. When performance goals are met or exceeded, shareholder value is increased and executives are rewarded commensurately. The Board believes that compensation levels during 2004/2005 adequately reflect the Company's compensation goals and policies. In 1993, the Internal Revenue Code was amended to add section 162(m), which generally disallows a tax deduction for compensation paid to a company's senior executive officers in excess of $1 million per person in any year. Excluded from the $1 million limitation is compensation which meets pre-established performance criteria or results from the exercise of stock options which meet certain criteria. While the Company generally intends to qualify payment of compensation under section 162(m), the Company reserves the right to pay compensation to its executives from time to time that may not be tax deductible.

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

The following is the list of members of the board of directors elected during the annual shareholders meeting held on February 25, 2006.

James  W.  Truher
-----------------
Mr. Truher, aged 70, has been a Director of the Company since August 19, 1999. Mr. Truher has over 40 years management and engineering experience in the telecommunications industry. He is currently, the Chairman and Chief Executive officer of Superwire.Com, an Internet services and content provider company.
Mr. Truher owns Columbia Management Corp., a telecommunications services and investment company. In 1988, Mr. Truher founded and served as Chairman of the Board and Chief Executive officer of SelecTel Corporation, which prior to a merger with a public company, was an AT&T Co-Marketing Partner and system integration company. Mr. Truher then served as Chairman and Chief Executive officer of two publicly traded NASDAQ telecom companies and has worked extensively with foreign PTT telephone companies. In 1981, Mr. Truher founded and was the Chief Executive officer of Polaris Intelcom, the first shared tenant service company in California.

Marcellina  Offoha,  Ph.D.
--------------------------

Ms. Offoha, age 51, a director of the Company in October 1999, Ms. Offoha has extensive experience in teaching and counseling. Ms. Offoha has taught at several universities such as Shaw University, Ithaca College, State University of New York, Philadelphia College of Pharmacy & Science, Temple University, and Morgan State University. Ms. Offoha holds a Ph.D. in Sociology from Temple University, Philadelphia, Pennsylvania.

Ludlow Creary, MD
-----------------

      Professor Ludlow Creary, MD. age 75 is a family physician in private practice in Los Angeles, California. He is currently a Professor of Clinical Family Medicine at UCLA School of Medicine. He was formerly the Chairman and Professor of Family Medicine Department at LAC-King/Drew Medical Center, Los Angeles California from 1981-2000. He is a member of the Board of Directors of California Academy of Family Physicians Foundation. He is a member and Chairman of Physician Advisory Counsel of Imperial Partners LLC.

Andrew M. Smith, CPA
-------------------

      Mr. Andrew M. Smith, age 57, a Certified Public Accountant is a Principal Accountant at Williams and Tucker APAC, with overall responsibilities for audit, write-up, management consulting, tax engagements, and personal computers applications for the firm and client. Since 1975 he has been involved in management of a Forbes 500 company, having served as the Finance Manager of The Walt Disney Company from 1975-1988. He is currently a member of board of directors and treasurer of Partners Federal Credit Union a $100,000,000 credit union servicing Orange County, California based employees of the Walt Disney Company. He also served as the Past President and Treasurer of Toastmaster International. He was formerly an independent auditor of Meridian Holdings, Inc.

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

It is composed of Messrs. Smith, Truher, Creary and Ms. Offoha

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

Meetings of the  Board  of  Directors

During the fiscal year ended December 31, 2005, the Company's Board of Directors acted six times by a unanimous written consent in lieu of a meeting. Each member of the Board participated in each action of the Board.

AUDIT AND ETHICS COMMITTEE REPORT

Management has the primary responsibility for the financial reporting process and the audited consolidated financial statements, including the systems of internal controls. The Corporation's independent auditors, Madsen Associates CPA, Inc. is responsible for expressing an opinion on the quality and conformity of consolidated financial statements with accounting principles generally accepted in the United States. In our capacity as members of the Audit and Ethics Committee and on behalf of the Board of Directors, we oversee the Corporation's financial reporting process and monitor compliance with its Code of Ethics and Business Conduct. The Audit committee has not adopted a written charter, which has been approved by the

Board of Directors

The members of the Audit and Ethics Committee are independent as defined by the listing standards of the National Association of Securities Dealers(NASD)

In connection with our oversight responsibilities, we have:

     - discussed with the internal and independent auditors the overall scope and plans for their audits;
     - reviewed and discussed the audited consolidated financial statements included in Meridian Holdings 2003 Annual Report with management and the independent auditors;
     - discussed with the independent auditors the matters (including the quality of the financial statements and clarity of disclosures) required to be discussed under the American Institute of Certified Public Accountants' Statement on Auditing Standards No. 61, Communications with Audit Committees, which generally requires that certain matters related to the performance of an audit be communicated to the audit committee;
     - received from the independent auditors and reviewed the written disclosures and the letter required from the independent auditors required by the Independence Standards Board, and have discussed with them their independence from management and the Corporation;
     - considered the nature of the non-audit services performed by the independent auditors and the compatibility of those services with their independence; and
     - met with the internal and independent auditors, with and without management present, to discuss the results of their examinations, their evaluations of the Corporation's internal controls, and the overall quality of the Corporation's financial reporting.

Based on the reviews and discussions referred to above, we recommended to the Board of Directors (and the Board has approved) the inclusion of the audited Consolidated financial statements referred to above in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2005 and 2004, for filing with the Securities and Exchange Commission.

                   Members of the Audit and Ethics Committee:

James Truher                                                Creary
Andrew Smith                                                Marcellina Offoha

                               Management Team

                       Capnet IPA Physician Network

Anthony  C.  Dike,  M.D.  Chairman/CEO
Wesley Bradford, M.D., M.P.H.,M.B.A,  Chief Medical Officer
Elizabeth Campos, Vice President IPA Operations
Anibal Fallah, MBA  Director of Business Development (interim)
Henry Garcia, Director of Marketing and Media Communications.

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

                               Annual  Compensation

Name              Year     Salary         Bonus      Stock  Option   All  Other
                                                                   Compensation
                                                                   Stock Awards
Anthony  C.  Dike (1)  2005    $144,000          0        150,000        0

Wesley Bradford   (2)  2005    $ 35,000          0        100,000        0

1. As of December 31, 2005, Anthony C. Dike has not received any salary from the registrant, and has deferred such payment until the registrant can afford to pay after meeting all other obligations.

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

Based solely on its review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than (10%) percent beneficial owners were complied with during the twelve months ended December 31, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 2005 to the extent known to the Company, certain information regarding the ownership of the Company's Common Stock by (i) each person who is known by the Company to own of record or beneficially more than five percent of the Company's Common Stock,
(ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name  and  Address  of                       Amount  and  Nature  of
Beneficial  Owner            Title    Beneficial  Ownership   Status  Percent  of  Class
-------------------------  --------  --------------------  --------  -----------------
Anthony  C.  Dike,  M.D. (1,2)   Director     9,065,255         Active           50%

Jerry Aguolu             (2,4)   Director       100,000         Active            0.5%

James  W.  Truher        (2)     Director       265,900         Active            1.4%

Randy Simpson            (2,4)   Director       200,000         Active            1.0%

Marcellina  Offoha, Ph.D (2)     Director       257,190         Active            1.4%

Wesley G. Bradford, MD   (2)     Medical        200,000         Active            1.0%
                                 Director
All  directors  and  Officers  as
a  group  (five  persons)                    10,088,345                           55%

Other  Beneficial  Owners

CGI  Communications  Services,  Inc.           611,501                             3%

MMG Investments, Inc. (3)                    2,767,000                            14%

Other public shareholders                    5,253,354                            28%

Total  Number  of  Shares  Outstanding      18,720,200                           100%

1. Includes 330,000 shares pledged to secure the asset purchased by the registrant from the Israeli Bankruptcy court. The said asset has been abandoned, every efforts are being made to recover these shares from the Israeli receiver.

Meanwhile, a stop transfer order  has  been  place  on  these securities.

2. The numbers shown include the shares of our Common Stock actually owned as of December 31, 2005 and the underlying options and warrants representing shares person has the right or will have the right to acquire based on the 2005 stock option plan.

3.  Anthony C. Dike, is the  sole  Director  of  MMG Investments, Inc,  and  an
Indirect beneficial owner of 2,767,000 shares of Common stock held by MMG Investments, Inc.

4. Directors whose term expired as of December 31, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On August 8, 2005, the board directors authorized the issuance of 3,750,000 shares of common stock of the registrant at a fair-market value of 0.08 cents per share (based on closing Asking price of our common stock as of August 5,
2005) to Anthony C. Dike, MD, our Chairman and CEO, in exchange for extinguishing $300,000 debts owed to him by the registrant as at December 31, 2005.

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

Meridian  Holdings,  Inc.

Date:  May 22, 2006,              By:  /s/  Anthony  C.  Dike
                           ____________________________________Signature
                                        Anthony  C.  Dike
                                    Chief  Executive  officer

                                    EXHIBIT 99.1




                              Financial Statements
                        and Independent Auditors' Reports
                           MERIDIAN  HOLDINGS,  INC.
                  YEARS  ENDED  DECEMBER  31,  2005  AND  2004

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

     Consolidated  Statements  of  Cash  Flows                 F-6

     Notes  to  Consolidated  Financial  Statements            F-7

To  the  Board  of  Directors
Meridian  Holdings,  Inc.


REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
------------------------------------------------


We have audited the accompanying balance sheet of Meridian Holdings, Inc. as of December 31, 2005 and 2004 the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meridian Holdings, Inc., as of December 31, 2005, and 2004 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


Madsen and Associates CPA's, Inc.
Salt Lake City, Utah
May 22, 2006

                             Meridian Holdings, Inc.
                                 Balance Sheets

<BTB>
ASSETS
                                                                 As of December 31,
                                                                ----------------------
                                                                    2005           2004

                                                                 =======          ========
Current assets
Cash and cash equivalents                                       $   22,525        $  173,628
     Restricted cash (Note 8)                                       11,525           217,283
Accounts receivable, net of allowance for doubtful accounts
of $282,454 and $179,813, respectively                            2,245,848        1,645,838
Other current assets                                                  7,802           11,420
                                                                -----------        ----------
            Total current assets                                  2,287,701        2,048,170

Fixed assets, (net of accumulated depreciation                       16,451           33,944
Intellectual property, net of accumulated amortization of
$34,998 as of (Note 3)                                                   -                  -
Investments (Notes 3 and 12)                                     2,000,000          3,424,997
                                                                ----------        -----------
       Total assets                                           $  4,304,152        $ 5,507,111
                                                               ============       ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                             $      309,156            110,925
Accrued payroll and other Expenses                                  307,021          $ 299,504
Reserve for incurred but not reported claims (Note 8)                39,480            201,311
Line of Credit facilities (Note 5)                                   50,348             50,263
Current portion of long-term debt (Note 7)                            4,460              4,112
                                                                  ---------           --------
               Total current liabilities                            710,825            860,949

Long Term Liabilities
Loan from Majority Stockholder/Office (Note 11)                      60,607             40,946
Long-term debt, net of current portion (Note 7)                      35,598             45,121
                                                                   -------             -------
               Total Long Term Liabilities                           96,205            280,896
                                                                   -------             -------
                   Total liabilities                                807,030            947,016
                                                                  ========             =======
Commitments and contingencies (Notes 10)

Stockholders' equity (Notes 2, 3, 10 and 14)
Common stock (100,000,000 shares authorized, par value
  $0.001; 18,120,650 and 14,370,649 shares issued and
  outstanding at December 31, 2005 and 2004, respectively)          18,121             14,370
Paid-in capital                                            $     5,823,010        $ 5,526,760
Accumulated deficit                                               (551,589)          (981,035)
                                                             --------------       ------------
             Total stockholders' equity                     $    3,497,122        $ 4,560,095
                                                             --------------       ------------
        Total liabilities and stockholders' equity          $    4,304,152        $ 5,507,111
                                                             ==============       ============




See accompanying notes to consolidated financial statements.

                                   Meridian Holdings, Inc.
                             Consolidated Statements of Operations

<BTB>
                              YEARS  ENDED  DECEMBER  31,
                                ---------------------------

                                   2005             2004
                                  =======           =====

Revenues
Healthcare Services                $ 1,363,987     $ 1,042,218
Capitated Services                     406,577       1,322,830
                                     ---------       ----------
                                     1,770,566       2,365,048

Cost of revenues                     630,372         1,288,208
                                     -------          --------
     Gross Profit                  1,140,196         1,076,840


Operating expenses

 General and administrative         816,838          1,549,824
                                  ---------           --------
                                  1,334,824          1,549,824

  Income (loss) from operations     323,356           (472,984)

Other income and (expense)
 Write down of investment in
 Subsidiary                     (1,416,019)       $          -
 Write of related party
 Receivable                      ( 240,522)       $          -
   Equity interest in earnings
   of investment                    (8,978)            (33,568)

      Other net                    (20,810)            (15,675)
                                    -------            --------
                                (1,686,329)            (49,243)

      Provision for income tax         -                      -
                                   -------            ---------
      Net income (loss)        $ 1,362,973)        $ (522,227)
                                  =========           ==========
Net income (loss) per share:

  Weighted Average Shares
  Common Stock Outstanding       15,620,649          13,120,649
                                 ==========          =========

Net Income(Loss) per Common Share
       (Basic and Fully diluted)    $  0.00           $  (0.04)
                                  =========          ==========


See accompanying notes to consolidated financial statements.

                                  Meridian  Holdings,  Inc.
                            Statements  of  Stockholders'  Equity
                             For  the  Years  Ended  December  31,
                                       2005  and  2004

<BTB>


                                                                 Accumulated
                              Common Stock          Paid-in       Earnings
                               Shares     Amount      Capital     (Deficit)
                             =========   ======      ========    ==========
Balance December 31, 2002   93,706,485   $ 93,707 $  4,947,424   $(597,374)

Net Income/(Loss)                                                  138,566

Stock split reversal       (84,335,836)   (84,337)      84,337           -
                           -----------  ---------  ---------      --------

Balance December 31, 2003   9,370,649   $ 9,370  $ 5,031,760     $(458,808)

Issuance of stock for
services at $.10 per share  5,000,000     5,000      495,000              -

Net loss for period                 -         -            -      (522,227)
                            ----------   -------    ------        -----------
Balance December 31, 2004   14,370,649   14,371    5,526,760    $ (981,035)

Issuance of stock for
services at $.08 per share   3,750,000    3,750      296,250            -

Net income for period               -         -          -      (1,362,973)

Balance December 31, 2005   18,120,649   18,121    5,823,010  $ (2,344,008)
                           ==========   =========  ===========   ==========




See accompanying notes to consolidated financial statements.

                             Meridian Holdings, Inc.
                      Consolidated Statements of Cash Flows

                             Meridian Holdings, Inc.
                      Consolidated Statements of Cash Flows

                                 Twelve Months Ended December 31,
                                                 2005          2004
                                                             (restated)
                                                 ======      ======
Cash flows from operating activities
  Net income/(loss)                              $ (1,362,973)  (522,227)
  Adjustments to reconcile net Loss/income
  to net cash used in operating activities:
  Depreciation and amortization                     17,493       18,232
  Common Stock issued for services                       -      500,000
  Equity in loss of subsidiary                       8,978       33,568
  Write down investment in subsidiary            1,416,019            -
  (Increase) decrease in:
         Restricted Cash                           205,758       63,727
         Accounts receivable                      (600,012)    (146,356)
         Other current assets                        3,618       (3,118)
         Accounts payable                            3,397       72,458
         Accrued payroll and other                 307,517      299,504
         Incurred but not reported reserve         (161,831)     (26,509)
                                                    ---------   ---------
Net cash used in operating activities              (161,676)     289,279

Cash flow from investing activities
        Purchase of fixed assets                         -        (8,918)
        Investments in CGI                               -       (10,001)
                                                    ----------     --------
Net cash used in investing activities                     -      (18,919)
                                                     ----------     -------
Cash flow from financing activities
   Borrowings from majority stockholder/officer      20,011       40,946
   Advances on line of credit                            85        1,351
   Repayment on long-term debt                       (9,523)    (140,010)
   Other Payments                                         -
                                                    --------   ---------
Net cash (used in) provided by financing activities  10,573      (97,949)
                                                    ---------    ---------
Increase/(Decrease) in cash and cash equivalents   (151,103)     172,411

Cash and cash equivalents, beginning of period      173,629        1,218
                                                   ---------     -------
Cash and cash equivalents, end of period           $ 22,526      173,629
                                                    =========   ========
Cash Paid for Interest                             $  4,536     $ 4,750
                                                   =========    =======
Supplemental Disclosure of non-cash
financing activities:
Shares issued for payment of long term debt       $300,000     $    -
                                                =========    ==========







See accompanying notes to consolidated financial statements.

                             MERIDIAN HOLDINGS, INC.

                   Notes to Consolidated Financial Statements

1.     Summary  of  Significant  Accounting  Policies

                              Nature of Operations

Meridian Holdings, Inc. (the "Company") was incorporated under the laws of the State of Colorado on October 13, 1998. The Company is located at 6201 Bristol Parkway Culver City, California, U.S.A. and contracts with physicians to provide Health care services primarily within Southern California.

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

                                   Fiscal Year

The Company operates on a December 31  year end.

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

On September 2, 2005, Meridian Holdings, Inc, announced that pursuant to the written consent of the board of directors of both Meridian Holdings, Inc, and CGI Communications Services, Inc., (OTC: CGIC) dated August 24, 2005, in which it was approved that Meridian Holdings, Inc., declare a dividend of shares of CGI Communications Services, Inc., Common Stock it owns, to each of its shareholders with the exception of all current and past officers, directors and affiliates, by transferring or causing to be issued one (1) share of the CGI Stock for every ten (10) shares of Meridian Holdings, Inc., common Stock held by each of such shareholder ("Dividends") of record as of September 26, 2005. Since this event occurred close to the end of third quarter, 2005, and the delivery of shares to the shareholders of the registrant continued into the forth quarter of 2005. The fair market value of the shares issued based on the closing bid price of the CGI Communications Services Common Stock of
0.01 cents per share was $39,000. In addition, at December 31, 2005, management reviewed the carrying amount of the Investment in CGI. The investment amount was written down to $2,000,000 which is the fair market value of the shares of CGI that are owned by the Company.

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

The fee for service receivable relates principally, to medical services provided on a fee-for-service basis, and are reduced by amounts estimated to be uncollectible. These receivables are typically uncollateralized customer obligations due under normal trade terms requiring payment within 30-90 days from the invoice date. The Company does not charge late fees or Penalties on delinquent invoices, however it continually evaluates the need for a valuation allowance. Management's estimate of uncollectible amounts is based upon its analysis of historical collections and other qualitative factors.

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

2.  Capitalization

The Company has established one class of preferred stock, one class of common stock and has established two classes of warrants. 1,000,000 Class "A" Redeemable Common Stock Purchase Warrants have been established, exercising into Common Shares at an exercise price of $3.00 per share. 1,000,000 Class "B" Redeemable Common Stock Purchase Warrants have been established, exercising into Common Shares at an exercise price of $4.50 per share. There were no such warrants outstanding as of December 31, 2005 and 2004.

In April 2000, the board of directors approved the authorization of 20,000,000 shares of $0.001 par value preferred stock. The preferred stock may be issued from time to time in one or more series, and the board of directors, without further approval of the stockholders, is authorized to fix the dividend rates and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restriction applicable to each series of preferred stock. There are no shares of preferred stock outstanding, and no series of shares have yet been designated as of December 31, 2005.

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

During 2005, the Company recorded non-cash dividends of $39,000, representing distributions of a portion of its holdings of CGI Communications Services, Inc. to the Company's stockholders. In addition, at December 31, 2005, management reviewed the carrying amount of the Investment in CGI. The investment amount was written down to $2,000,000 which is the fair market value of the shares of CGI that are owned by the Company.

4.    Fixed Assets

Property  plant  and  equipment are stated at cost. Acquisitions having a useful life in excess of one (1) year are capitalized. Repairs and maintenance are expensed in the year incurred. Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets, normally five (5) to seven (7)years.

Property and equipment consists of the following as of December 31, 2005 and 2004 respectively and is summarized as follows:

<BTB>
                                                           2005             2004
                                                           ======           ======
Computer equipment                                      $ 111,155         $ 111,155
Leasehold improvements                                      6,500             6,500
Office furniture and fixtures                              36,603            36,603
Office equipment                                           25,313            25,313
Software                                                   25,803            25,803
Medical equipment                                           6,654             6,654
                                                           -------         --------
                                                          212,028           212,028
Less accumulated depreciation                            (195,577)         (178,084)
                                                         $ 16,451          $ 33,944

5.   Line of Credit

During 2005 and 2004, the Company had a $50,000 line of credit with a financial institution. Approximately $50,348 and $50,263 was outstanding under this facility as of December 31, 2005 and 2004, respectively. Related advances bear interest at 11%, and interest is payable monthly. The line of credit expired March 21, 2006.

6.   Lease Obligations

The Company's corporate offices are located at 6201 Bristol Parkway,
Culver City, California 90230. The monthly obligation is $7,596 not including
common area Maintenance. In   addition,  the  Company  leases office space at
15306 South Hawthorne Blvd. The monthly obligation for this clinic facility is $4,754, not including Common area maintenance. These leases are under renegotiation with the landlord, and the Company will update the lease amount, retro-active to June 30,2005, upon completion of the new lease agreement with the land-lord. In addition, the Company has entered into a sub-ordinated agreement with the landlord to pay back leases and fees for the period beginning April 1, 2006, when the new lease and review is completed. The estimated amount due is approximately $150,000. This amount and other fees have been reflected in the balance sheet under current liabilities.

7.   Long-term  Debt

The Company has various loans with financial institutions with interest rates ranging from 4% to 15% and maturity dates ranging from 2015 to 2024.

7. Income  Taxes

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

On December 31, 2005 and 2004, the Company had a net operating losses available For carry forward of $1,362,973 and $981,035 respectively. The tax benefit of this loss carryforward has been fully offset by a valuation reserve because the use to the tax benefit is undetermined since there is no reasonable method to determine the usage of this carryforward in the future. The loss carryforward will start to expire in 2019.

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

These   revenues   and   expenses  have   been reflected  in  the accompanying
consolidated  statements   of  operations  for  the  for   the  periods  ended
December 31,  2005  and  2004 respectively..

The Company has also reflected the monies in the escrow account as of December
31, 2005  and   December   31, 2004 as  restricted  cash  in  the  accompanying
Consolidated   balance  sheets.  Additionally,  Cap-Management  Systems,  Inc., provides the Company with an estimate as to the incurred but not reported reserve, which has been recorded as such in the accompanying consolidated balance sheets. On December 2004 and 2005, Tenet sold the five hospitals under this risk pool agreement to third parties. The company has entered into a new risk pool agreement with one of the new owners of three of the TENET hospitals under this risk pool agreement as at January 31, 2005.
Negotiations are in progress with the other owners of two of the TENET Hospitals to renew the contract with Los Angeles Count Community Health plan. As at May 19, 2006, this contract has not been renewed, and will subsequently terminate retroactively to December 31, 2005.

10.   Stock Option Plan

In January 2001, the stockholders of the Company approved a stock option plan for the directors of the Company (the "Plan"). The Plan provides for issuance of up to 5,000,000 shares of its common stock. Options to directors are granted based on attendance at board meetings.

As at December 31, 2005, no shares were available for grant under the terms of This plan.

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

A summary of the status of the Plan and changes during the years ended December 31 2005 and 2004 is as follows:

<BTB>
                                                 2005                   2004
                                                 =====                  =====
                                    Fixed Options                  Fixed Options
                                      Shares           Weighted        Shares     Weighted
                                                       Average                    Average
                                                        Price                      Price
                                      ========         ========       =======     ========
Outstanding at beginning of Year                0         $0.00       1,094,000    $ 0.57
          Granted                               0          0.00       3,906,000    $ 0.20
          Exercised                             0          0.00      (5,000,000)     0.10
          Forfeitures/Cancelled                 -             -               -         -
                                         ----------       ------      ---------   ------
Outstanding at  end of the year                 0        $ 0.00               0     $ 0.00
                                         ==========       ======       =========    =======
Exercisable at end of year                      0        $ 0.00               0     $ 0.00
                                         ==========      ======       =========    =======
Weighted average fair value per Options
         Granted during the year                        $ 0.00.                    $ 0.29

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

11.   Related  Party  Transactions

On August 8, 2005, the board directors authorized the issuance of 3,750,000 shares of common stock of the registrant at a fair-market value of 0.08 cents per share (based on closing Asking price of our common stock as of August 5, 2005) to Anthony C. Dike, MD, our Chairman and CEO, in exchange for extinguishing $300,000 debts owed to him by the registrant as at December 31, 2005.

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

Paragraph 17 of the Opinion 18 establishes standards for use of the equity method to account for investments in common stock other than subsidiaries and corporate joint ventures. It states that:

"The (Accounting Principles) Board concludes that the equity method of Accounting for an investment in common stock should also be followed by an investor whose investments in voting stock gives it the ability to exercise significant influence over operating and financial policies of an investee even though the investor holds 50% or less of the voting stock. Ability to exercise that influence may be indicated in several ways, such as representation on the board of directors, participation in policy making process, material intercompany transactions, interchange of managerial personnel, or technological dependency"

" ... In order to achieve reasonable degree of uniformity in application, the (Accounting Principle) Board concludes that an investment
(direct or indirect) of 20% or more of the voting stock of an investee Should lead to a presumption in absence of evidence to the contrary that an investor has the ability to exercise significant influence over investee. "

Summary financial information for CGI as of and for the two years ended December 31, 2005 and 2004 respectively is presented in the following
Table:

<BTB>
                              2005                      2004
                            (unaudited)             (unaudited)
Long-term assets             $ 5,262,450           $  5,262,450
Total assets                   5,262,929              5,262,929
Current liabilities            1,647,795              1,647,795
Total liabilities              1,647,795              1,647,795
Revenues                               -                      -
Other Revenue                          -                      -
Gross margin                          -                       -
Net income (loss)                (44,890)              (44,890)

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

Based on managements most recent assessment, the fiar value of its investment Was less than the carrying value of the investment at December 31, 2005. Management therefore elected to write down the investment to the amount of $2,000,000 which represents the fair market (trading) value of the CGI at December 31, 2005.

13     Legal  Proceedings

On January 8, 2004, a default judgment was entered in favor of the registrant, by the Los Angeles County Superior Court in a case titled Meridian Holdings, Inc. versus Sirius Technologies of America, a Delaware Corporation Case Number BC256860. The amount of the judgment including damages, court cost and punitive damages are $30,687,926, with a pre-judgment interest at the annual rate of 10%. This amount and potential interest has not been reflected in the balance sheet and the income statement as a judgment receivable. The current value of the judgment at at January 8, 2006 is $39,894,303. Management is pursuing all collections options regarding this judgment.

Other Events

On October 4, 2005, Tenet HealthSystem Hospitals, Inc, (Tenet) announced that it has entered into an agreement to sell Community & Mission Hospitals of Huntington Park in Huntington Park, California., to Karykeion, Inc., a privately held Corporation. These are two of the hospitals contracted with CAPNET IPA and County of Los Angeles Community Health Plan . This transaction is expected to closed on December 31, 2005

Subsequent Events
On May 19, 2006, the company accepted the offer by InterCare DX, Inc., and CGI Communications Services, Inc, both an affiliated entities 5,000,000 of Common stock at fair market value of 0.023 cents and warrant to purchase additional 5,541,503 shares at 25 cents per share, with expiration date of May 19, 2008, in exchange for forgiveness of debt owed to Meridian, in the amount of $1,500,375.84. by InterCare. Also, the registrant accepted the offer to be issued by CGI Communications Services, 6,013,043 Shares of this CGI Common Stock at 0.04 cents per share, to Meridian Holdings, Inc, in exchange for forgiveness debt in the amount of $240,521.71