Form 10KSB/A
period 2005-12-31
MERIDIAN HOLDINGS INC
filed 2006-05-23
CIK 1071758

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D.  C.  20549

                                  FORM  10-KSB/A
                              Amendment Number 1
(  X  )   ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR 15 (d) OF THE SECURITIES
                                    EXCHANGE  ACT  OF  1934

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

Note:
This Amendment #1 was needed to correct a data entry error noted in the balance. No other changes to the original 10KSB filed for period ended December
31, 2005 was made.

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
                                                                  ========             =======
Commitments and contingencies (Notes 10)

Stockholders' equity (Notes 2, 3, 10 and 14)
Common stock (100,000,000 shares authorized, par value
  $0.001; 18,120,650 and 14,370,649 shares issued and
  outstanding at December 31, 2005 and 2004, respectively)          18,121             14,370
Paid-in capital                                            $     5,823,010        $ 5,526,760
Accumulated deficit                                             (2,344,008)        (981,035)
                                                             --------------       ------------
             Total stockholders' equity                     $    3,497,122        $ 4,560,095
                                                             --------------       ------------
        Total liabilities and stockholders' equity          $    4,304,152        $ 5,507,111
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