Form 10QSB
period 2006-03-31
MERIDIAN HOLDINGS INC
filed 2006-05-23
CIK 1071758

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                              FORM  10-QSB
                            Amendment Number 3
 (  X )     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For  the  Quarterly  Period  Ended          March  31,  2006
(   )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

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

As of March 31, 2006, Meridian Holdings, Inc., Registrant had 18,120,649 shares of its $0.001 par value common stock outstanding.















                                        Page 1 of 19 sequentially numbered pages
                                                                       Form 10-Q
                                                              First Quarter 2006
                            MERIDIAN  HOLDINGS,  INC.


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

                            MERIDIAN  HOLDINGS,  INC.
                           Consolidated Balance Sheets
                                   (Unaudited)

ASSETS


                                                       As of
                                                      March 31,       December 31,
                                                      2006            2005
                                                   ==========         ==========
Current assets
Cash and cash equivalents                           $  24,321        $   22,525
    Restricted cash                                    30,042            11,525
Accounts receivable, net of allowance for
doubtful accounts of $ 282,454                      2,387,199         2,245,848
 Other current assets                                   8,444             7,802
                                                     ----------       ----------
   Total current assets                             2,450,006         2,287,701

Fixed assets, net of accumulated depreciation          12,599            16,451
Investments  in CGI                                 2,010,000         2,000,000
                                                    ----------        ----------
 Total assets                                     $ 4,472,605       $ 4,304,152
                                                    ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Account payable                                  326,325             309,156
    Accrued payroll and other expense                379,781             307,021
    Reserve for incurred but not reported claims      15,982              39,480
    Other Credit Facilities                           56,499              50,348
    Current portion of long-term debt                  4,460               4,460
                                                   -----------        -----------
    Total current liabilities                        783,047             710,825

Long Term liabilities
    Loan from Majority Shareholder/officer         $   60,607             60,607
    Long-term debt, net of current portion         $   32,546             35,598
                                                   ----------           --------
    Total Long Term Liabilities                        93,153             96,205
                                                  ------------          ---------
    Total liabilities                                 876,200            807,030
                                                    ==========         =========
Commitments and contingencies

Stockholders' equity
Preferred stock (20,000,000 shares authorized,
par value $0.001; no shares issued and outstanding)         -             -
Common stock (100,000,000 shares authorized, par value
$0.001; 18,120,649 shares issued and outstanding at
December 31, 2005  and March 31, 2006 respectively      18,121            18,121
Additional paid-in capital                           5,823,010         5,838,010
Accumulated deficit                                 (2,244,725)       (2,344,008)
                                                   -----------         ----------
    Total stockholders' equity                       3,596,405         3,497,122
                                                   -----------         -----------
    Total liabilities and stockholders' equity    $  4,472,605       $ 4,304,152
                                                   ============         ===========

See accompanying notes to consolidated financial statements

                            MERIDIAN  HOLDINGS,  INC.

                    Consolidated Statements of Operations
                                  (UNAUDITED)


                                             Three Months Ended March 31,
                                                     2005             2004
                                                     ====             ====
Revenues
 Healthcare Services Revenue                    $ 282,515          $ 138,086
 Capitated Services                                95,721            322,192
                                                ----------         ----------
                                                  378,236            460,278
Cost of revenues
 Cost of Service- Claims and Capitation payments (75,971)          (159,603)
                                                  ---------          -------
 Gross margin                                    302,265            300,675
                                                  ---------          -------

Operating expenses

General and administrative                        197,633            450,983
                                                  ---------         ---------
Income/(Loss) from operations                     104,632         (150,308)
                                                  ----------        ---------

Other income and (expense)
 Other, expense                                   (5,349)           (14,211)
                                                  ----------        --------
                                                  (5,349)           (14,211)
                                                  ---------         ---------
      Net Income/(Loss)                           99,283         $ (164,519)
                                                 ===========      ===========
Net Loss per share:
    Basic and diluted                           $  0.01            $  0.000
    Weighted average shares outstanding     18,120,650           14,370,649






















See accompanying notes to consolidated financial statements

                              MERIDIAN  HOLDINGS,  INC.

                        Consolidated Statements of Cash Flows
                                     (UNAUDITED)

                                                  Three Months Ended March 31,
                                                         2005            2004
                                                        =====          ======
Cash flows from operating activities
  Net Loss                                             $ 99,283   $ (680,072)
  Adjustments to reconcile net Loss to net
  cash used in operating activities:
  Stock Option issued                                         -      500,000
  Depreciation and amortization                            3,852       8,908
  Equity interest in earnings of investments
  (Increase) decrease in:
         Restricted cash                                 (18,517)      98,777
         Accounts receivable                            (141,351)    (131,761)
         Other current assets                               (642)           -
Increase(Decrease) in
         Accounts payable                                (17,169)     170,351
         Accrued payroll and other                        72,000            -
         Incurred but not reported reserve               (23,498)     (26,509)
                                                          --------     -------
Net cash provided by operating activities                  8,696      (60,306)
                                                          --------     -------

Cash flow from investing activities
   Acquisition of fixed assets                                  -      (8,918)
   Increase in investment in CGI                         (10,000)           -
                                                          --------     --------
Net cash used in investing activities                    (10,000)      (8,917)
                                                          ---------     --------
Cash flow from financing activities
   Borrowings from majority stockholder                         -       31,459
   Borrowings on long term debt                                -       (38,025)
  (Repayment)Borrowing from Line of Credit                  6,151        1,300
  (Repayment)Borrowing from Long Term Debt                 (3,052)           -
                                                           --------    --------
Net cash provided by financing activities                   3,099       70,784
                                                           --------    ---------

   Increase(Decrease) in cash and cash equivalents          1,795        1,560

Cash and cash equivalents, beginning of period             22,526        1,218
                                                        ---------      --------
Cash and cash equivalents, end of period                $  24,321     $  2,778
                                                        ==========    ==========











See accompanying notes to consolidated financial statements

                            MERIDIAN  HOLDINGS,  INC.

                   Notes  to  Consolidated  Financial  Statements
1.     General

Basis  of  Reporting

The interim accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended December 31, 2005 included in its Annual Report on Form 10-KSB. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2006.

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

3.     Fixed  Assets

Fixed assets consist of the following:

                                            As of
                                           March 31, 2005     December 31,2005
Computer equipment                         $111,155              $  111,155
Leasehold improvements                        6,500                   6,500
Office furniture and fixtures                36,603                  36,603
Office equipment                             25,356                  25,312
Software                                     26,502                  25,803
Medical equipment                             6,654                   6,654
                                             --------              -------
                                            212,770                 212,027
Less accumulated depreciation              (200,171)               (182,738)
                                            ---------             --------
                                          $  12,599                $ 29,289
                                            =========            ==========

4.     Line  of  Credit

The Company has a $50,000 line of credit with a financial institution. Related advances bear interest at 11%, and interest is payable monthly. The line of credit expired March 21, 2006. The outstanding balance has been converted to a term loan payable over six months period at interest rate of 11% per annum..

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

These revenues and expenses have been reflected in the accompanying Consolidated statements of operations for the for the quarters ended March 31, 2006 and 2005.

The Company has also reflected the monies in the escrow account as of March 31, 2006 and March 31, 2005 as restricted cash in the accompanying consolidated balance sheets. Additionally, Cap-Management Systems, Inc., provides the Company with an estimate as to the incurred but not reported reserve, which has been recorded as such in the accompanying consolidated balance sheets.

On October 4, 2005, Tenet HealthSystem Hospitals, Inc, (Tenet) announced that it has entered into an agreement to sell Community & Mission Hospitals of Huntington Park in Huntington Park, California., to Karykeion, Inc., a privately held Corporation. These are two of the hospitals contracted with CAPNET IPA and County of Los Angeles Community Health Plan . This transaction closed on December 31, 2005. Also, as of January 1, 2006, the registrant has no contracts with Tenet Health Systems Hospitals, as a result of sale of all the contracted Hospitals by Tenet.

The new owners of these hospitals, have indicated their intent not to renew the contract with Los Angeles County Community Health Plan and CAPNET IPA.

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

Recent Events

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

SELECTED  FINANCIAL  DATA

The Company has net working capital of $1,666,959 as at March 31, 2006 compared to $1,006,897 at March 31, 2005. This represents an increase in working capital of about 65%. This increase in working capital is attributed to the increase in account receivable as well as decrease in operating expense for the period then ended.

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

RESULTS  OF  OPERATIONS

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF MERIDIAN HOLDINGS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005.

REVENUE

The Company generated revenues from operations of $378,236 during the first quarter ended March 31, 2006, compared to revenues from operations of $460,278 during the comparable period in 2005.

The Company recorded a net income from operations of $104,632 during the three-month period ended March 31, 2006, compared to net loss of $164,519 during the comparable period in 2005. The increase in net income is due to additional revenue generated from the clinic operations, as well as risk pool settlement release by Los Angeles County Community Health Plan for prior period.

Revenue generated from our managed care contracts with HMOs as a percentage of medical services revenue was approximately 21% and 70%, respectively, during the three months ended March 31, 2006 and 2005. Revenue generated from the clinic operations for the first 3 months ended March 31, 2006 was $282,515 or 75% of the total revenue for the period then ended compare to $138,086 or 30% of the total revenue for comparable period in 2005.

The  Company  is a party  to a  Risk Pool Agreement (the "Agreement") with Tenet
HealthSystem Hospitals, Inc. ("Tenet") and Centinela Freeman Health Systems. Pursuant to the Agreement, 50% of the monthly capitation revenue is received directly by the Company, and the remaining 50% is deposited into an escrow account from which Cap-Management Systems, Inc., a subsidiary of Tenet pays all claims expenses, reinsurance expenses, make allowance for IBNR reserve, and retains a management fee. The Company is responsible for 50% of Profit
(loss) after all institutional claims reinsurance and management fees are paid, and Incurred But Not Reported ("IBNR") reserve have been accounted for. The risk pool revenue component of the total revenue generated from our managed care contracts is $33,322 or 7.2% of total revenue for the period ended March 31, 2006 compared to $118,965 or 26% of total revenue for the period ended March
31, 2005.

The incurred but not reported (IBNR)reserve decreased from $39,840 for the Period ended December 31, 2005 to $15,982 for the period ended March 31, 2006. The decrease in IBNR reserve is due to payment of additional claims incurred during the previous quarter then ended.

Non-HMO  accounts   receivable   (Fee   for   Service   Revenue),  aggregating
approximately $282,515 or 75% of total revenue as at March 31, 2006, compared to $138,086 or 30% of total revenue for the period ended march 31, 2005.
This revenue relate principally to medical services provided on a fee for service basis, and are reduced by amounts estimated to be uncollectible. These receivables are typically uncollateralized customer obligations due under normal trade terms requiring payment within 30-90 days from the invoice date. The Company does not charge late fees or penalties on delinquent invoices, however it continually evaluates the need for a
valuation  allowance.  Management's estimate of uncollectible   amounts
is based upon its analysis of historical collections and other qualitative factors.

COST OF REVENUE

The  cost  of  revenue   for  three  months  ended  March  31, 2006 is $75,971
compared to $159,603 for three months ended March 31, 2005. This represents a 52% decrease in cost of revenue. The decrease in cost of revenue is due to decrease in membership enrolment in our manage care contracts, as well as termination of Tenet contracts with contracted hospital as well as providers.

EXPENSES

General and administrative expenses were $197,633 or 43% of total revenues for the three months ended March 31, 2006 compared to $450,983 or 98% of total revenues for three months ended March 31, 2005. This decrease in operating expense is due to laying off of some of the clinic employees, and outsourcing of of Capnet IPA management services to Regal Medical Group.

Direct medical costs includes all costs associated with providing services for CAPNET IPA contracted members, including direct medical payment to physician providers, hospitals and ancillary services on capitated and fee for service basis. For the quarter ended March 31, 2006, these costs represents 16% of total revenue, compared to 36% of total revenue fore quarter ended March 31, 2005. This is referred to as Medical Loss Ratio (MLR). Our Medical Loss Ratio varies from quarter to quarter due to fluctuations in utilization, the timing of claims paid by the HMOs on our behalf, as well as increases in medical costs without counter-balancing increases in capitation revenues.

Of the $202,982 total expenditure for the three months ended March 31, 2006, $75,971 or 28% was for payment of medical claims, $122,804 or 45% was for payroll and employee benefits, or 27% was for payment of consultants and general corporate purposes.

Management anticipates that general operating expenses will increase, as the IPA membership continues to grow and the company hires more personnel.

INCOME/LOSS

The registrant recorded a net income from operations for the three months ended March 31, 2006 of $ 99,283 compared to net loss of $164,519 during comparable period in 2005

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

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

The company projects that this agreement with LHHN which initially is estimated to provide increased health insurance purchasing power to over 160,000 Hispanic businesses within the greater Los Angeles Metropolitan area. Revenue will be generated through manage care services and membership enrolment into our network.

RECENT  EVENTS

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls or in other factors that could significantly affect internal controls as of March 31, 2006.

PART  II     -  OTHER  INFORMATION

LEGAL  PROCEEDINGS

From time to time, we may be engaged in litigation in the ordinary course of our business or in respect of which we are insured or the cumulative effect of which litigation our management does not believe may reasonably be expected to be materially adverse. With respect to existing claims or litigation, our management does not believe that they will have a material adverse effect on our consolidated financial condition, results of operations, or future cash flows. (Please see the 2005 form 10KSB filed with SEC at www.sec.gov for additional information.)

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

Meridian  Holdings,  Inc.

Date:  May 22,  2006           By:  /s/  Anthony  C.  Dike
                              ____________________________________Signature
                                        Anthony  C.  Dike
                                    Chief  Executive  officer