Form 10QSB/A
period 2006-03-31
MERIDIAN HOLDINGS INC
filed 2006-08-15
CIK 1071758

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














                                        Page 1 of 19 sequentially numbered pages
                                                                       Form 10-Q
                                                              First Quarter 2006
                            MERIDIAN  HOLDINGS,  INC.


                                      INDEX

This amendment number one of the 10QSB was filed to correct the incorrect labeling of the year in the header of the Income statement and Statement of Cash flow sections.

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
                                                   ============         ===========

See accompanying notes to consolidated financial statements

                            MERIDIAN  HOLDINGS,  INC.

                    Consolidated Statements of Operations
                                  (UNAUDITED)


                                             Three Months Ended March 31,
                                                     2006             2005
                                                     ====             ====
Revenues
 Healthcare Services Revenue                    $ 282,515          $ 138,086
 Capitated Services                                95,721            322,192
                                                ----------         ----------
                                                  378,236            460,278
Cost of revenues
 Cost of Service- Claims and Capitation payments (75,971)          (159,603)
                                                  ---------          -------
 Gross margin                                    302,265            300,675
                                                  ---------          -------

Operating expenses

General and administrative                        197,633            450,983
                                                  ---------         ---------
Income/(Loss) from operations                     104,632         (150,308)
                                                  ----------        ---------

Other income and (expense)
 Other, expense                                   (5,349)           (14,211)
                                                  ----------        --------
                                                  (5,349)           (14,211)
                                                  ---------         ---------
      Net Income/(Loss)                           99,283         $ (164,519)
                                                 ===========      ===========
Net Loss per share:
    Basic and diluted                           $  0.01            $  0.000
    Weighted average shares outstanding     18,120,650           14,370,649






















See accompanying notes to consolidated financial statements

                              MERIDIAN  HOLDINGS,  INC.

                        Consolidated Statements of Cash Flows
                                     (UNAUDITED)

                                                  Three Months Ended March 31,
                                                         2006            2005
                                                        =====          ======
Cash flows from operating activities
  Net Loss                                             $ 99,283   $ (680,072)
  Adjustments to reconcile net Loss to net
  cash used in operating activities:
  Stock Option issued                                         -      500,000
  Depreciation and amortization                            3,852       8,908
  Equity interest in earnings of investments
  (Increase) decrease in:
         Restricted cash                                 (18,517)      98,777
         Accounts receivable                            (141,351)    (131,761)
         Other current assets                               (642)           -
Increase(Decrease) in
         Accounts payable                                (17,169)     170,351
         Accrued payroll and other                        72,000            -
         Incurred but not reported reserve               (23,498)     (26,509)
                                                          --------     -------
Net cash provided by operating activities                  8,696      (60,306)
                                                          --------     -------

Cash flow from investing activities
   Acquisition of fixed assets                                  -      (8,918)
   Increase in investment in CGI                         (10,000)           -
                                                          --------     --------
Net cash used in investing activities                    (10,000)      (8,917)
                                                          ---------     --------
Cash flow from financing activities
   Borrowings from majority stockholder                         -       31,459
   Borrowings on long term debt                                -       (38,025)
  (Repayment)Borrowing from Line of Credit                  6,151        1,300
  (Repayment)Borrowing from Long Term Debt                 (3,052)           -
                                                           --------    --------
Net cash provided by financing activities                   3,099       70,784
                                                           --------    ---------

   Increase(Decrease) in cash and cash equivalents          1,795        1,560

Cash and cash equivalents, beginning of period             22,526        1,218
                                                        ---------      --------
Cash and cash equivalents, end of period                $  24,321     $  2,778
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

Non-HMO accounts receivable (Fee for Service Revenue), aggregating approximately $138,086 as at March 31, 2006, relate principally to medical services provided on a fee for service basis, and are reduced by amounts estimated to be uncollectible. These receivables are typically uncollateralized customer obligations due under normal trade terms requiring payment within 30-90 days from the invoice date. The Company does not charge late  fees  or  penalties  on  delinquent  invoices,  however  it  continually evaluates the need for a valuation allowance. Management's estimate of uncollectible amounts is based upon its analysis of historical collections and other qualitative factors.

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

3.     Fixed  Assets

Fixed assets consist of the following:

                                            As of
                                           March 31, 2006     December 31,2005
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

Recent Events

On May 19, 2006, the company accepted the offer of 5,000,000 of Common stock at fair market value of 0.023 cents and warrant to purchase additional 5,541,503 shares at 25 cents per share, with expiration date of May 19, 2008, by InterCare DX, Inc., in exchange for forgiveness of debt owed to Meridian, in the amount of $1,500,375.84. by InterCare. Also, the registrant accepted the offer to be issued by CGI Communications Services, 6,013,043 Shares of this CGI Common Stock at 0.04 cents per share, to Meridian Holdings, Inc, in exchange for forgiveness of debt in the amount of $240,521.71

                            MERIDIAN  HOLDINGS,  INC.

                                    BUSINESS

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

The incurred but not reported (IBNR)reserve decreased from $39,840 for the period ended December 31, 2005 to $15,982 for the period ended March 31, 2006. The the decrease in IBNR reserve is due to payment of additional claims incurred during the previous quarter then ended.

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

Meridian  Holdings,  Inc.

Date:  August 14,  2006           By:  /s/  Anthony  C.  Dike
                              ____________________________________Signature
                                        Anthony  C.  Dike
                                    Chief  Executive  officer