Form 10QSB
period 2006-06-30
MERIDIAN HOLDINGS INC
filed 2006-08-22
CIK 1071758

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                              FORM  10-QSB
                            Amendment Number 3
 (  X )     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For  the  Quarterly  Period  Ended          June 30,  2006
(   )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

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

As  of  June 30,  2006,  Meridian Holdings, Inc.,  Registrant  had  18,120,649
shares  of  its  $0.001  par  value  common  stock  outstanding.














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

                            MERIDIAN  HOLDINGS,  INC.
                           Consolidated Balance Sheets
                                   (Unaudited)

ASSETS


                                                       As of
                                                      June 31,       December 31,
                                                      2006            2005
                                                   ==========         ==========
Current assets
Cash and cash equivalents                           $  20,156        $   22,525
    Restricted cash                                    96,817            11,525
Accounts receivable, net of allowance for
doubtful accounts of $ 282,454 as December 30,2005
and 299,328 as of June 30, 2006                     2,370,940         2,245,848
 Other current assets                                   7,802             7,802
                                                     ----------       ----------
   Total current assets                             2,495,715         2,287,701

Fixed assets, net of accumulated depreciation           8,747            16,451
Investments  (Notes 3 and 12)                       1,998,954         2,000,000
                                                    ----------        ----------
 Total assets                                     $ 4,503,416       $ 4,304,152
                                                    ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Account payable                                  301,415             309,156
    Accrued payroll and other expense                363,864             307,021
    Reserve for incurred but not reported claims      20,896              39,480
    Line of Credit (Note 5)                           46,063              50,348
    Current portion of long-term debt                  4,460               4,460
                                                   -----------        -----------
    Total current liabilities                        736,698             710,825

Long Term liabilities
   Loan from Majority Shareholder/officer (Note 11) $132,927              60,607
   Long-term debt, net of current portion         $   34,816              35,598
                                                   ----------           --------
    Total Long Term Liabilities                      167,743              96,205
                                                   -----------          ---------
    Total liabilities                                904,440             807,030
                                                    ==========         =========
Commitments and contingencies

Stockholders' equity
Preferred stock (20,000,000 shares authorized,
par value $0.001; no shares issued and outstanding)         -             -
Common stock (100,000,000 shares authorized, par value
$0.001; 18,120,649 shares issued and outstanding at
December 31, 2005  and June 30, 2006 respectively       18,121            18,121
Additional paid-in capital                           5,823,010         5,838,010
Accumulated deficit                                 (2,242,154)       (2,344,008)
                                                   -----------         ----------
    Total stockholders' equity                       3,598,976         3,497,122
                                                   -----------         -----------
    Total liabilities and stockholders' equity    $  4,503,416       $ 4,304,152
                                                   ============         ===========

See accompanying notes to consolidated financial statements

                        MERIDIAN  HOLDINGS,  INC.
             Condensed Consolidated Statements of Operations
                                (UNAUDITED)

                        Three Months Ended June 30,       Six Months Ended June 30,
                            2006             2005              2006          2005
                            =====             ====              ====          ====
Revenues
 Capitation               $  11,553       $ 126,253          107,274          329,480
 Risk Pool                  177,752          60,713          177,752          179,678
 Fee For Service            174,806         410,068          457,321          548,154
                           ---------     -----------       -------------     ----------
                            364,111         597,034          742,347        1,059,034

Cost of revenues           (102,905)       (114,000)        (178,876)        (273,603)
                           ---------        -------        -----------     -----------
 Gross margin               261,206         483,039          563,471          783,709
                           ---------        -------        ------------    -----------
Operating expenses

General and administrative (241,680)      (267,152)          439,313        (718,135)
                           ---------        -------        ------------       ---------
Income(loss) from
Operations                   19,526        215,882           124,158           65,574
                           ----------       -------        ---------        ---------

Other Income(expense)       (16,352)         (1,141)         (22,304)         (15,352)
                            --------       --------     -   --------        ---------
Total other income(expense) (16,955)         (1,141)         (22,304)         (15,352)

Net Income/Expense            2,571         214,741          101,854           50,222
                         ===========      ===========     ===========       ==========

Net income per share    $    0.01         $ 0.03           $ 0.01           $ 0.00

Weighted average
shares outstanding       18,120,649       14,370,200       18,120,650       14,370,200























See accompanying notes to consolidated financial statements

                       MERIDIAN  HOLDINGS,  INC.
            Condensed Consolidated Statements of Cash Flows
                              (UNAUDITED)

                                                 Six Months Ended June 30,
                                                         2006           2005
                                                         =====          ======
Cash flows from operating activities
  Net income/(loss)                                    $ 101,854         $ 50,222
  Adjustments to reconcile net Loss/income to net
  cash used in operating activities:
  Depreciation and amortization                            7,704           18,199
  (Increase) decrease in:
         Restricted cash                                 (85,292)          (6,621)
         Accounts receivable                            (125,092)        (351,720)
         Other current liabilities                             -            3,118
         Accounts payable                                 (8,100)         239,005
         Accrued expense                                  56,843           80,277
         Incurred but not reported reserve               (18,584)        (125,573)
                                                         ---------    ---------
Net cash used in operating activities                    (70,667)         (93,093)

Cash flow from investing activities
   Acquisition of fixed assets                                 -           (8,917)
   (increase)Decrease in investments                      1,046
                                                       ----------     ---------
Net cash used in investing activities                     1,046            (8,917)
                                                       ----------     ---------
Cash flow from financing activities
 Borrowings(repayment) from majority stockholder/officer 72,319            11,314
 Borrowings on long-term debt                                -             -
 (Repayment)Borrowing on line of credit                  (4,285)           (2,749)
 (Repayment)Borrowings of long term debt                    (782)         (15,128)
                                                         --------     ---------
Net cash (used in) provided by financing activities      67,252           (29,191)
                                                         ---------    ---------
Increase/(Decrease) in cash and cash equivalents         (2,369)         (131,201)

Cash and cash equivalents, beginning of period           22,525           173,628
                                                         ----------     -------
Cash and cash equivalents, end of period               $ 20,156            42,427
                                                         ==========     ========





















See accompanying notes to consolidated financial statements

                            MERIDIAN  HOLDINGS,  INC.

                   Notes  to  Consolidated  Financial  Statements
1.     General

Basis  of  Reporting

The interim accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended December 31, 2005 included in its Annual Report on Form 10-KSB. Operating results for the six and three-month period ended June 30 , 2006 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2006.

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

As of December 2004, Centinela Hospital, one of Tenets facilities under global risk contract with the Company, was sold to Centinela Freeman Health Systems, Inc. A replacement contract between the Company, CHP and Centinela Freeman Health System is still in process. All IBNR calculations and estimates for the previous contracts with Centinela Hospital /Tenet has been suspended. A new IBNR calculation and estimate has been established, for the
replacement   contracts  between the  Company,  CHP  and  Centinela Freeman
Health.

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

Non-HMO accounts receivable (Fee for Service Revenue), aggregating approximately $182,516 as at June 30, 2006, relate principally to medical services provided on a fee for service basis, and are reduced by amounts estimated to be uncollectible. These receivables are typically uncollateralized customer obligations due under normal trade terms requiring payment within 30-90 days from the invoice date. The Company does not charge late  fees  or  penalties  on  delinquent  invoices,  however  it  continually evaluates the need for a valuation allowance. Management's estimate of uncollectible amounts is based upon its analysis of historical collections and other qualitative factors.

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

3.     Fixed  Assets

Fixed assets consist of the following:

                                            As of
                                           June, 2006      December 31,2005
Computer equipment                         $111,155              $  111,155
Leasehold improvements                        6,500                   6,500
Office furniture and fixtures                36,603                  36,603
Office equipment                             25,356                  25,312
Software                                     26,502                  25,803
Medical equipment                             6,654                   6,654
                                             --------              -------
                                            212,770                 212,027
Less accumulated depreciation              (203,973)               (182,738)
                                            ---------             --------
                                          $   8,747               $ 29,289
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

These revenues and expenses have been reflected in the accompanying Consolidated statements of operations for the for the quarters ended June 30, 2006 and 2005.

The Company has also reflected the monies in the escrow account as of June 30, 2006 and June 30, 2005 as restricted cash in the accompanying consolidated balance sheets. Additionally, Cap-Management Systems, Inc., provides the Company with an estimate as to the incurred but not reported reserve, which has been recorded as such in the accompanying consolidated balance sheets.

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

7 Judgment Award

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

8 Recent Events

On May 19, 2006, the company accepted the offer by InterCare DX, Inc., and CGI Communications Services, Inc, both an affiliated entities 5,000,000 of Common stock at fair market value of 0.023 cents and warrant to purchase additional 5,541,503 shares at 25 cents per share, with expiration date of May 19, 2008, in exchange for forgiveness of debt owed to Meridian, in the amount of $1,500,375.84. by InterCare. Also, the registrant accepted the offer to be issued by CGI Communications Services, 6,013,043 Shares of this CGI Common Stock at 0.04 cents per share, to Meridian Holdings, Inc, in exchange for forgiveness debt in the amount of $240,521.71

As of June 30, 2006, the Company had not completed this agreement and the common Stock of Intercare DX, Inc. and CGI Communications Services had not been issued.

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

SELECTED  FINANCIAL  DATA

The  Company  had  net working  capital of  $ 1,759,017 as  at   June  30, 2006
compared to $ 1,510,983 at December 31, 2005. This represents an increase in working capital of 16.4%.

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

RESULTS  OF  OPERATIONS

THE FINANCIAL RESULTS DISCUSSED BELOW RELATE TO THE OPERATION OF MERIDIAN HOLDINGS FOR THE THREE MONTHS ENDED AND SIX MONTHS ENDED JUNE 30, 2006 AS COMPARED TO THE THREE MONTHS ENDED AND SIX MONTHS ENDED JUNE 30, 2005.

REVENUE

Capitation  revenues from our  CHP contract decreased from  $ 126,253 for the
three  months   ended   June   30,  2005  to $ 11,553  for  the  three months
ended June 30, 2006, and  from $ 329,480 for the six months ended June  30, 2005
to  $ 107,274 for   the six  months  ended June 30, 2006. The decrease in
capitation revenue was due in part to the termination of some of our Managed care contracts with CHP, delay in procuring a replacement contracts for the new hospital owners, dis-enrollment of members, and increased withholding of our capitation fees by CHP. Management is pursuing all its available options to mitigate further losses. There can be no guarantee that these efforts will be successful in reversing these losses.

Non-CHP accounts receivable (Fee for Service Revenue), aggregating approximately $457,321 for six months ended June 30, 2006, as oppose to $548,154 for comparable period in 2005. This receivable relates principally, to medical services provided on a fee-for-service basis, and are reduced by amounts estimated to be uncollectible. These receivables are typically uncollateralized customer obligations due under normal trade terms requiring payment within 30-90 days from the invoice date. The Company does not charge late  fees  or  penalties  on  delinquent  invoices,  however  it  continually evaluates the need for a valuation allowance. Management's estimate of uncollectible amounts is based upon its analysis of historical collections and other qualitative factors.

Of the $364,111 total medical services revenue generated for the three months ended June 30, 2006, $174,806 was from the fee for service component, and $189,305 was from capitated managed care contract.

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

As of December 2004, Centinela Hospital, one of Tenets facilities under global risk contract with the Company, was sold to Centinela Freeman Health Systems, Inc. A replacement contract between the Company, CHP and Centinela Freeman Health System has been established. All IBNR calculations and estimates for the previous contracts with Tenet is now suspended. A new IBNR calculation and estimate has been established for the replacement contracts between the Company, and the new owners of the hospitals, while letting the previous IBNR to "run-out".

The IBNR reserve as of June 30, 2005, is $20,896 compared to $38,480 as at December 31, 2005. The decrease in IBNR reserve is due to the IBNR "run-out" as discussed above, with resultant payment of newly reported medical claims as well as decrease in overall membership in Capnet IPA. Adjustments will be made to the IBNR reserve, as our medical claims volume increases with new membership enrollment in the IPA. Management will continue to monitor these reserve on a monthly basis.

EXPENSES

General and administrative expenses were $241,680 or 66% of total revenues for the three months ended June 30, 2006 compared to $267,152 or 38% of total revenues for three months ended June 30, 2005.

Medical claims paid after giving account to IBNR reserves, for the three month period ended June 30,2006 were $ 97,717 compared to $ 150,540 for the three month period ended June 30, 2005. The decrease in medical services expense for the three months ended June 30, 2006 was due to the termination of some of our capitated contracts with CHP and overall decrease in claim volume due to decreased membership.

Of the $97,717 medical claims expense for the period ended in June, 30, 2006 $88,613 was paid out of the IBNR reserve, as part of the IBNR "run-out" as discussed above.

Direct medical costs includes all costs associated with providing services for CAPNET IPA contracted members, including direct medical payment to physician providers, hospitals and ancillary services on capitated and fee for service basis. For the quarter ended June 30, 2006, these costs represents 26% of total revenue. This is referred to as Medical Loss Ratio (MLR). Our Medical Loss Ratio varies from quarter to quarter due to fluctuations in utilization, the timing of claims paid by the HMOs on our behalf, as well as increases in medical costs without counter-balancing increases in capitation revenues.

For the three months ended June 30, 2006 and 2005, payroll and employee benefits for administrative personnel was $58,957 compared to $240,718 respectively. The decrease in employee payroll expenses for the three months ended June 30, 2006 was due to laying-off of employees, as well as reduction

Management anticipates that general operating expenses will increase, as it pursues, vigorously, its acquisition of new business opportunities and the integration of the existing ones.

Costs of Revenues

The Company recognizes costs of revenues paid to physicians on a monthly basis who contract with the Company for the delivery of health care services. These costs are at the contractually agreed-upon per-member, per-month rates or at the California Medi-cal fee for service rates. For the three months ended June 30, 2006, the cost of revenue is $97,717 as compared to $114,000 for comparable period in 2005. The decrease in cost of revenue is due to decrease in volumes of claims paid to our contracted healthcare providers.

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

INCOME/LOSS FROM OPERATIONS

The registrant recorded a income from operations for the three months ended June 30, 2006 of $19,526 compared to net income of $215,882 for the three months ended June 30, 2005. During the six months ended June 30, 2006, the registrant recorded a net income from operations of $124,158 compared to net income from operations of $65,574 for the six months ended June 30, 2005. The increase in net income from operations is due to laying off of personnel, as well as other cost cutting measures embarked upon by the registrant.

NET INCOME (LOSS)

The net income for the three months ended June 30, 2006 was $2,571 compared to net income for the three months June 30, 2005 of $214,741. The Net income for six months ended June 30, 2006 and June 30, 2005 was $101,854 and $50,222 respectively.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

This  Form   10-QSB  contains  certain  forward-looking  statements  within  the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-QSB, the words
"believe," "anticipate," "think," "intend," "plan," "will be," and similar expressions, identify such forward-looking statements. Such statements regarding future events and/or the future financial performance of our Company are subject to certain risks and uncertainties, which could cause actual events or our actual future results to differ materially from any forward-looking statement. Certain factors that might cause such a difference are set forth in our Form 10-KSB for the period ended December 31, 2005, including the following: our success or failure in implementing our current business and operational strategies; the availability, terms and access to capital and customary trade credit; general economic and business conditions; competition; changes in our business strategy; availability, location and terms of new business development; availability and terms of necessary or desirable financing or refinancing; labor relations; the outcome of pending or yet-to-be instituted legal proceedings; and labor and employee benefit costs.

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

Most recently, the registrant entered into a managed care contract with The Citizen Choice Health Plan, a Medicare Advantage Health Plan, located in the city of Los Angeles. Under the terms of the agreement, the registrants Capnet IPA will be paid on a per member per month capitation rate. The registrant continues to seek for other avenues to increase its revenue for the Capnet IPA provider network, having lost all the capitated contracts through Tenet Health Systems.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act" ), the Company carried out an evaluation under the Supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of this reporting period. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Based upon the required evaluation, the Management concluded that as of June 30,
2006, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls or in other factors that could significantly affect internal controls as of June 30, 2006.

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

Meridian  Holdings,  Inc.

Date:  August 21,  2006           By:  /s/  Anthony  C.  Dike
                              ____________________________________Signature
                                        Anthony  C.  Dike
                                    Chief  Executive  officer